Form 10-Q
period 2007-09-30
Approach Resources Inc
filed 2007-12-13
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33801

APPROACH RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0424817
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

One Ridgmar Centre
6500 W. Freeway, Suite 800
Fort Worth, Texas	76116
(Address of principal executive offices)	(Zip Code)
(817) 989-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐        No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of December 10, 2007 was 20,622,746.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC. AND AFFILIATED ENTITIES
UNAUDITED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
CURRENT ASSETS:
Cash	$17,755,892	$4,911,241
Accounts receivable:
Joint interest owners	3,997,226	4,812,439
Oil and gas sales	3,831,504	3,457,948
Unrealized gain on commodity derivatives	2,182,400	4,504,996
Prepaid expenses and other current assets	1,183,906	424,081

Total current assets	28,950,928	18,110,705

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	186,490,333	155,627,580
Furniture, fixtures and equipment	313,909	255,451

	186,804,242	155,883,031

Less accumulated depletion, depreciation and amortization	(32,978,704)	(23,771,187)

Net properties and equipment	153,825,538	132,111,844

INVESTMENT	917,100	—
UNREALIZED GAIN ON COMMODITY DERIVATIVES	205,872	—
OTHER ASSETS	919,114	86,169

Total assets	$184,818,552	$150,308,718

CURRENT LIABILITIES:
Accounts payable	$7,390,769	$7,513,219
Oil and gas sales payable	3,408,137	4,940,415
Accrued liabilities	6,637,569	2,967,780

Total current liabilities	17,436,475	15,421,414

NON-CURRENT LIABILITIES:
Long-term debt	53,292,000	47,619,000
Convertible debt	20,000,000	—
Deferred income taxes	19,416,416	17,549,107
Asset retirement obligations	183,898	147,644

Total liabilities	110,328,789	80,737,165

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	96,175	97,353
Additional paid-in capital	39,232,815	43,000,301
Retained earnings	35,160,773	30,658,223
Loans to stockholders	—	(4,184,324)

Total stockholders’ equity	74,489,763	69,571,553

Total liabilities and stockholders’ equity	$184,818,552	$150,308,718

See accompanying notes to these combined financial statements.

APPROACH RESOURCES INC. AND AFFILIATED ENTITIES
UNAUDITED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Oil and gas sales	$8,292,482	$10,397,342	$27,374,413	$36,787,037

EXPENSES:
Lease operating expense	760,260	822,179	2,783,104	2,814,497
Severance and production taxes	399,971	540,394	1,148,462	1,381,831
Exploration	—	572,008	632,958	1,564,451
General and administrative	1,374,837	500,302	4,105,006	1,734,300
Depletion, depreciation and amortization	3,109,180	3,796,270	9,217,028	10,768,987

Total expenses	5,644,248	6,231,153	17,886,558	18,264,066

OPERATING INCOME	2,648,234	4,166,189	9,487,855	18,522,971

OTHER:
Interest expense, net	(1,107,628)	(1,058,196)	(3,062,046)	(2,766,608)
Realized gain on commodity derivatives	1,079,390	1,125,850	3,323,360	4,210,377
Change in fair value of commodity derivatives	785,080	3,694,750	(2,116,724)	9,141,701

INCOME BEFORE PROVISION FOR INCOME TAXES	3,405,076	7,928,593	7,632,445	29,108,441

PROVISION FOR INCOME TAXES	1,312,273	2,864,456	3,129,895	10,299,030

NET INCOME	$2,092,803	$5,064,137	$4,502,550	$18,809,411

EARNINGS PER SHARE:
Basic	$0.22	$0.52	$0.47	$1.93

Diluted	$0.20	$0.51	$0.41	$1.87

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	9,538,883	9,735,312	9,507,449	9,754,712

Diluted	11,636,944	10,025,982	11,632,889	10,045,382

See accompanying notes to these combined financial statements.

APPROACH RESOURCES INC. AND AFFILIATED ENTITIES
UNAUDITED COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

					Loans to
					Stockholders
			Additional		Including
	Common Stock		Paid-in	Retained	Accrued
	Shares	Amount	Capital	Earnings	Interest	Total
BALANCE, January 1, 2007	9,735,312	$97,353	$43,000,301	$30,658,223	$(4,184,324)	$69,571,553
Retirement of loans to stockholders	(253,650)	(2,536)	(4,181,788)	—	4,184,324	—
Issuance of restricted stock	63,750	637	(637)	—	—	—
Issuance of stock upon exercise of stock options	72,114	721	239,659	—	—	240,380
Share-based compensation expense	—	—	175,280	—	—	175,280
Net income	—	—	—	4,502,550	—	4,502,550

BALANCE, September 30, 2007	9,617,526	$96,175	$39,232,815	$35,160,773	$—	$74,489,763

See accompanying notes to these combined financial statements.

APPROACH RESOURCES INC. AND AFFILIATED ENTITIES
UNAUDITED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,502,550	$18,809,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	9,217,028	10,768,987
Amortization of loan origination fees	84,790	59,640
Change in fair value of commodity derivatives	2,116,724	(9,141,701)
Dry hole costs	632,958	1,564,451
Stock-based compensation expense	175,280	33,612
Deferred income taxes	1,867,309	9,785,906
Changes in operating assets and liabilities:
Accounts receivable	441,657	7,316,720
Prepaid expenses and other current assets	(759,825)	(369,014)
Accounts payable	(122,450)	(10,972,481)
Oil and gas sales payable	(1,532,278)	(1,195,735)
Accrued liabilities	3,669,789	(63,532)

Cash provided by operating activities	20,293,532	26,596,264

INVESTING ACTIVITIES:
Investments	(917,100)	—
Additions to oil and gas properties	(31,468,968)	(49,777,894)
Additions to other property and equipment, net	(58,458)	(11,250)

Cash used in investing activities	(32,444,526)	(49,789,144)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	240,380	6,500,000
Borrowings under credit facility, net	53,541,500	99,526,000
Repayments of borrowings under credit facility	(47,868,500)	(80,783,000)
Proceeds from issuance of convertible debt	20,000,000	—
Borrowing from stockholder	—	3,500,000
Purchase of common stock	—	(997,463)
Stock option cancellation payment	—	(273,547)
Deferred offering costs	(774,358)	—
Income taxes on interest income from loans to stockholders	—	(60,995)
Loan origination fees	(143,377)	(76,616)

Cash provided by financing activities	24,995,645	27,334,379

CHANGE IN CASH AND CASH EQUIVALENTS	12,844,651	4,141,499

CASH AND CASH EQUIVALENTS, beginning of period	4,911,241	3,219,463

CASH AND CASH EQUIVALENTS, end of period	$17,755,892	$7,360,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,360,497	$2,189,523

Cash paid for income taxes	$1,200,000	$450,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Conversion of stockholder note into common stock	$—	$3,500,000

Retirement of loans to stockholders in exchange for shares of common stock	$4,184,324	$333,499

See accompanying notes to these combined financial statements.

APPROACH RESOURCES INC. AND AFFILIATED ENTITIES
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
1. Organization and nature of operations
Approach Resources Inc. (“ARI”) is a Delaware corporation formed September 13, 2002. ARI has three wholly-owned subsidiaries. In November 2004, Approach Oil & Gas Inc. (“AOG”) was formed. AOG has four wholly-owned subsidiaries. Collectively, ARI and AOG are referred to as “we,” “our,” “Approach” or “the Company.” Together, ARI, AOG and their subsidiaries are engaged in the exploration, development, exploitation, production and acquisition of unconventional natural gas and oil properties.
Immediately prior to the closing of the initial public offering of its common stock (“IPO”) on November 14, 2007, the Company acquired all of the outstanding capital stock of AOG. The stockholders of AOG received an aggregate of 989,157 shares of Company common stock.
On November 7, 2007, the Company’s board of directors approved a three-for-one stock split in the form of a stock dividend on the issued and outstanding shares of the Company’s common stock, which became effective at the completion of the Company’s IPO.
All common shares and per share amounts in the accompanying combined financial statements and notes to combined financial statements have been adjusted for all periods to give effect to the stock split and the acquisition of AOG.
See further discussion in Note 11 — Subsequent events.
2. Summary of significant accounting policies
Basis of presentation and use of estimates
The interim combined financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition and interruptions of production. You should read these combined interim financial statements in conjunction with the audited combined financial statements and notes thereto included in our Prospectus dated November 7, 2007 and filed with the Securities and Exchange Commission on November 8, 2007.

The accompanying combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of ARI and its wholly-owned subsidiaries and AOG and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.
New accounting pronouncements
In September 2006, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 157 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.
In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), was issued. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS 159 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.
In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. We adopted FIN 48 on January 1, 2007, and it did not have an impact on our reported financial position or earnings.
Earnings (loss) per common share
We report basic earnings (loss) per common share, which excludes the effect of potentially dilutive securities, and diluted earnings (loss) per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share:

	Three Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:
Net income	$5,064,137	9,735,312	$0.52
Effect of dilutive securities:
Stock options, treasury method		290,670

Net income plus assumed conversions	$5,064,137	10,025,982	$0.51

	Three Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:	$2,092,803	9,538,883	$0.22
Net income
Effect of dilutive securities:
Stock options, treasury method		208,514
Non-vested restricted shares(1)		63,750
Convertible debt, if-converted method(2)	227,040	1,825,797

Net income plus assumed conversions	$2,319,843	11,636,944	$0.20

	Nine Months Ended September 30, 2006
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:	$18,809,411	9,754,712	$1.93
Net income
Effect of dilutive securities:
Stock options, treasury method		290,670

Net income plus assumed conversions	$18,809,411	10,045,382	$1.87

	Nine Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:	$4,502,550	9,507,449	$0.47
Net income
Effect of dilutive securities:
Stock options, treasury method		235,893
Non-vested restricted shares(1)		63,750
Convertible debt, if-converted method(2)	241,848	1,825,797

Net income plus assumed conversions	$4,744,398	11,632,889	$0.41

(1)	We issued these shares in March 2007. Prior to that time, there were no restricted shares outstanding.

(2)	The outstanding principal and interest under our convertible debt was converted on November 7, 2007 into shares of common stock (see Note 11 for further discussion). We issued the convertible debt that gives rise to these dilutive securities during June 2007. Prior to that time, there was no convertible debt outstanding.
3. Loans to stockholders and stockholder notes payable
During each of the years ended December 31, 2003 and 2004, we issued 1,350,000 shares of common stock in exchange for $585,000 in cash and $3.9 million in full-recourse notes receivable from employees and entities owned by or affiliated with management. The notes had an outstanding principal balance of

$3.6 million at December 31, 2006. On January 8, 2007, the remaining notes and accrued interest of $570,474 were repaid in exchange for 253,650 shares of common stock held by management, based on the fair value of ARI common shares of $16.50 per share at that date. The notes provided for interest at 6.00% and were payable upon the earlier of December 31, 2008, the registration of the underlying common stock or upon a merger with another entity or upon a divestiture of our assets. The notes were collateralized by the underlying common stock purchased and are reported in the accompanying balance sheet as loans to stockholders including accrued interest, reducing stockholders’ equity. Interest earned was reported net of related income tax as a component of additional paid-in capital in the accompanying statement of changes in stockholders’ equity.
4. Line of credit
We have a revolving loan agreement with The Frost National Bank (the “Agreement”), which provides a borrowing base determined by the bank based on oil and gas reserve values. The bank determines our borrowing base semi-annually on or before each March 1 and September 1 based on our oil and gas reserves. We or the bank can each request one additional borrowing base redetermination each calendar year. In February 2007, the line of credit was raised to $100 million and the borrowing base was increased to $75 million. In June 2007, the maturity date of the Agreement was extended to July 2010. The borrowings bear interest based on the bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base. The interest rate applicable to our outstanding borrowings was approximately 7.75% as of December 31, 2006 and 7.39% as of September 30, 2007. Principal payments are not required until the final maturity date of the agreement, at which time any outstanding loan balances shall be due and payable in full. In addition, the Agreement requires payment of a quarterly fee equal to three eighths of one percent (0.375%) of the unused portion of the borrowing base. The borrowings are collateralized by substantially all of our oil and gas properties. The Agreement contains various covenants, the most restrictive of which requires us to maintain a modified current ratio of at least one. The modified current ratio represents the quotient of our current assets, less any unrealized gains on commodity derivatives plus amounts available under the Agreement divided by our current liabilities less unrealized losses on commodity derivatives. We were in compliance with the covenants at December 31, 2006 and September 30, 2007.
We also have outstanding unused letters of credit under the Agreement totaling $3 million at September 30, 2007, which reduce amounts available for borrowing under the Agreement.
5. Stockholders’ equity and share-based compensation
Stockholders’ equity on our combined balance sheets as of September 30, 2007 and December 31, 2006 include the following authorized and outstanding shares and their related par values:

PREFERRED STOCK:
Par value, per share	$0.01
Shares authorized	10,000,000
Shares issued and outstanding at:
September 30, 2007	—
December 31, 2006	—

COMMON STOCK:
Par value, per share	$0.01
Shares authorized	90,000,000
Shares issued and outstanding at:
September 30, 2007	9,617,526
December 31, 2006	9,735,312
On March 14, 2007, we granted 63,750 restricted shares to an executive officer in connection with his employment. Such shares had a grant-date fair value of $16.50 per share, and vest in three equal increments – one third on the earlier of the closing date of an IPO of Approach common stock, or February 21, 2008 (the “Initial Vesting Date”), and one-third on each of the two following anniversaries of the Initial Vesting Date. The grant-date fair value of the restricted shares was determined by the management based upon an analysis of management’s estimates of the equity value of the Company. These estimates of equity value were based on an analysis of estimated cash flow and net asset value for the Company relative to comparable public companies’ cash flow, net asset valuations and equity valuations. As of September 30, 2007, all of the restricted shares were unvested.
In June 2007, the board of directors and stockholders approved the 2007 Stock Incentive Plan (“the 2007 Plan”). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock units, performance awards, unrestricted stock awards and other incentive awards. The 2007 Plan reserves 10 percent of our outstanding common shares as adjusted each year, plus shares of common stock that were available for grant of awards under our prior plan. Awards of any stock options are to be priced at not less than the fair market value at the date of the grant. The vesting period of any stock option award is to be determined by the board at the time of the grant. The term of each stock option is to be fixed at the time of grant and may not exceed 10 years. In June 2007, our board of directors authorized the grant of a total of 300,000 shares of common stock to our named executive officers and a member of our technical team. In October, 2007, an additional 22,500 share grant was approved by our board to one of our executive officers. In addition, our board of directors authorized the grant of options to purchase 225,000 shares of common stock to key employees. These grants became effective on November 7, 2007 in connection with the execution and delivery of the underwriting agreement relating to our IPO. The exercise price for the authorized stock options will be the initial public offering price of our common stock ($12.00 per share). In addition, on November 27, 2007, the compensation committee of our board authorized the grant of options to purchase 15,000 shares of common stock to a key employee at an exercise price equal to the closing price of our common stock on November 27, 2007 ($12.63 per share). At September 30, 2007, no awards had been made under the 2007 Plan.
In July 2007, we received $240,380 in cash pursuant to an exercise of options to purchase 72,114 shares of our common stock.
6. Income taxes
Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the nine months ended September 30, 2006 and 2007 due primarily to adjustments to the valuation allowance applied to net operating loss carryovers of AOG. AOG provided a valuation allowance related to its deferred tax assets resulting primarily from net operating loss carryforwards based upon management’s inability to assess the amount to be realized until completion of the Contribution Agreement.

7. Derivatives
At September 30, 2007, we had the following commodity derivative positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX – Henry Hub
Fixed price swaps 2007	230,000	690,000			$9.22
Costless collars 2008	186,000	2,232,000	$7.50	$11.45
WAHA differential
Fixed price swaps 2007	230,000	690,000			$(1.02)
Fixed price swaps 2008	186,000	2,232,000			(0.69)
In November 2007, we entered into a costless collar for 2009 for 180,000 MMBtu per month with a $7.50 floor and a $10.50 ceiling. In addition, we entered into a 2009 WAHA differential fixed price swap for 200,000 MMBtu per month at $0.61 per MMBtu.
Realized gains and losses and changes in unrealized gains and losses are reflected in other income (expense) on our statements of operations. The net unrealized gain is reflected as a current and long-term asset based on the associated production months. The fair value of our fixed price swaps was estimated based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We obtained mark-to-market valuations for our collar positions from our counterparty and reviewed such valuations for reasonableness based on forward prices in relation to our contractual ceiling and floor prices.
We are exposed to credit loss in the event of nonperformance by the counterparty on our oil and gas swaps. However, we do not anticipate nonperformance by the counterparty over the term of the swaps.
8. Commitments and contingencies
Employment agreements
We have employment agreements with certain of our executive officers and one key other employee. These agreements are automatically renewed for successive terms of one year unless employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were all terminated without cause, is approximately $1.3 million at September 30, 2007.
Operating leases
In April 2007, we signed a five-year lease for approximately 13,000 square feet of office space in Fort Worth, Texas. That lease calls for minimum monthly rent payments of approximately $20,000 from January 2008 through December 2012.
9. Convertible debt
On June 25, 2007, Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC loaned an aggregate of $20 million to AOG under two convertible promissory notes of $10 million each. These notes bore interest at a rate of 7.00% per annum and had a maturity date of June 25, 2010, at which time all principal and interest would have been due. These notes were initially convertible at the election of the lender into shares of equity securities of AOG at $100 per share on December 31, 2007, or earlier if we sold substantially all of the assets of AOG. Upon consummation of our IPO, the notes automatically, and without further action required by any person, converted into shares of ARI common stock. The number of shares of ARI common stock issued upon the automatic conversion of these notes was equal to the quotient obtained by dividing (a) the outstanding principal and accrued interest on each respective note by (b) the IPO price per share, less any underwriting discount per share for the shares of ARI common stock that were issued in our IPO. The shares of our common stock issued to Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC upon such automatic conversion are entitled to the same registration rights as those provided to certain holders of our common stock in connection with the contribution agreement. The total principal and interest owed under these notes as of September 30, 2007 was $20.4 million, consisting of $10.2 million owed to each of Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC. Yorktown Energy Partners VII, L.P. is an affiliate of Yorktown Partners LLC, which has one representative, Bryan H. Lawrence, who serves as a member of our board of directors. Lubar Equity Fund, LLC is an affiliate of Sheldon B. Lubar, who serves as a member of our board of directors.
The automatic conversion of the notes into shares of ARI common stock upon the closing of our IPO constituted a contingent beneficial conversion feature because the price per share into which these notes were convertible is less than the price paid by other parties acquiring ARI common stock. Immediately upon the closing of our IPO, we were required to measure the intrinsic value of the beneficial conversion feature and record such value as a charge to interest expense. The value of the beneficial conversion feature, and therefore the amount of interest expense, that would have been recognized if the notes were converted on September 30, 2007, amounted to $1.5 million.
See further discussion in Note 11 – Subsequent events.
10. Canadian unconventional gas investment
In May 2007, we acquired shares of common stock of a Canadian-based private exploration company focused on tight gas and shale gas opportunities in Canada. Our investment amounted to approximately $917,000 and is a non-controlling interest accounted for using the cost method.
11. Subsequent events
Contribution agreement
Immediately prior to the closing of the IPO, the Company acquired all of the outstanding capital stock of AOG and acquired the 30% working interest in the Ozona Northeast field (the “Neo Canyon interest”) that the Company did not already own from Neo Canyon Exploration, L.P. (“Neo Canyon” or “Selling Stockholder”). Upon the closing of the transactions contemplated by the contribution agreement, Neo Canyon and each of the stockholders of AOG received shares of Company common stock in exchange for their respective contributions. Neo Canyon received an aggregate of 4,239,243 shares of Company common stock, of which 2,061,290 shares were offered in the IPO, 156,805 shares were subject to the over-allotment option granted to the underwriters and 2,021,148 shares were redeemed by the Company for cash. The stockholders of AOG received an aggregate of 989,157 shares of Company common stock.
The acquisition cost of the Neo Canyon interest was $50.9 million, representing 4,239,243 shares of Approach Resources Inc. common stock at $12.00 per share, our IPO, and the assumption of related asset retirement obligations at that date. The following is a pro forma summary of the purchase price and its allocation (in thousands) based on our estimates described above assuming the acquisition occurred on September 30, 2007:

Purchase price:
Issuance of 4,239,243 shares of Approach Resources Inc. common stock valued at $12.00 per share	$50,871
Plus: assumption of asset retirement obligations	67

Total purchase price	$50,938

Allocation:
Mineral interests in oil and gas properties	$3,708
Wells and equipment and related facilities	47,230

Total	$50,938

The following condensed pro forma information gives effect to the acquisition as if it had occurred on January 1, 2006. The pro forma information has been included in the notes as required by generally accepted accounting principles and is provided for comparison purposes only. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

	Nine Months
	Ended September 30,
	2007	2006
Operating revenues	$38,509,000	$52,110,000
Total expenses	$22,850,000	$24,708,000
Earnings applicable to common stock	$8,535,000	$24,403,000
Net earnings per share – basic	$0.62	$2.04
Net earnings per share — diluted	$0.55	$1.99
Initial public offering
On November 14, 2007 the Company completed the IPO of its common stock. The Company sold 5,605,377 shares and the Selling Stockholder sold 2,061,290 shares of Company common stock, in each case, at $12.00 per share less underwriting discounts. After deducting underwriting discounts of approximately $4.7 million, the Company received net proceeds of approximately $62.5 million. In conjunction with the IPO, the underwriters were granted an option to purchase 1,150,000 additional shares of Company common stock (993,195 shares from the Company and 156,805 shares from the Selling Stockholder). The underwriters fully exercised this option and purchased the additional shares on November 16, 2007. After deducting underwriting discounts of approximately $0.8 million, the Company received net proceeds of approximately $11.1 million. The aggregate net proceeds of approximately $73.6 million received by the Company (in millions) at the closings on November 14, 2007 and November 16, 2007 were utilized as follows:

Repayment of revolving credit facility	$51.1
Repurchase of common stock held by Selling Stockholder	$22.5
Stock split
A three-for-one stock split in the form of a stock dividend on the issued and outstanding shares of Company common stock was declared on November 7, 2007, and was paid subsequent to the effectiveness of the Company’s Restated Certificate of Incorporation and concurrently with the consummation and closing of the IPO in authorized but unissued shares of Company common stock to holders of record of shares of common stock at the close of business on the day immediately preceding the consummation and closing of the IPO, so that each share of common stock outstanding on that date entitled its holder to receive two additional shares of common stock.

Convertible notes
Upon the consummation of the IPO, the convertible notes and related accrued interest were automatically converted into shares of Company common stock. The number of shares of Company common stock issued upon the automatic conversion of these notes was 920,631 to Yorktown Energy Partners VII, L.P. and 920,631 to Lubar Equity Fund, LLC. The shares of Company common stock that were issued to Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC upon such automatic conversion are entitled to the same registration rights as those provided to certain holders of Company common stock in connection with the contribution agreement.
* * * * * * * * * *

Item 2. Management’s discussion and analysis of financial condition and results of operations.
The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Prospectus dated November 7, 2007 and filed with the Securities and Exchange Commission on November 8, 2007. Our combined financial statements and the accompanying notes included elsewhere in this prospectus contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed.
Overview
Approach Resources Inc. (“ARI”) is a Delaware corporation formed September 13, 2002. ARI has three wholly-owned subsidiaries. In November 2004, Approach Oil & Gas Inc. (“AOG”) was formed. AOG has four wholly-owned subsidiaries. Collectively, ARI and AOG are referred to as “we,” “our,” “Approach” or “the Company.”
We are an independent energy company engaged in the exploration, development, exploitation, production and acquisition of unconventional oil and gas properties onshore in the United States and Western Canada. We are focusing our growth efforts primarily on finding and developing natural gas reserves in known tight gas sands and shale areas and have assembled leasehold interests aggregating approximately 277,100 gross (189,400 net) acres. We expect to leverage our management team’s proven track record of finding and exploiting unconventional reservoirs through application of advanced completion, fracturing and drilling techniques. As the operator of substantially all of our proved reserves, we have a high degree of control over capital expenditures and other operating matters.
We currently operate in five areas: West Texas (Wolfcamp, Canyon Sands and Ellenburger), East Texas (Cotton Valley Sands, Bossier and Cotton Valley Lime), Northern New Mexico (Mancos Shale), Western Kentucky (New Albany Shale) and Western Canada (Triassic Shale and tight gas sands). As of December 31, 2006, all of our proved reserves and production were located in our West Texas operating area and substantially all of those reserves and production were located in the Ozona Northeast field.
Our financial results depend upon many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, gas price differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects.
Higher oil and gas prices have led to higher demand for drilling rigs, operating personnel and field supplies and services and have caused increases in the costs of those goods and services. To date, the higher sales prices have more than offset the higher drilling and operating costs. Given the inherent volatility of gas prices, which are influenced by many factors beyond our control, we plan our activities and budget based on conservative sales price assumptions, which generally are lower than the average sales prices received. We focus our efforts on increasing gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We will attempt to overcome this natural decline by drilling to develop and identify additional reserves and by acquisitions. Our future growth will depend upon our ability to continue to add oil and gas reserves in excess of production at a reasonable cost. We will maintain our focus on the costs of adding reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.
We also face the challenge of financing future acquisitions. After completion of our initial public offering of our common stock (“IPO”) as more fully described below, we repaid all amounts outstanding on our revolving credit facility. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and any expansion of our drilling program. Funding for future acquisitions also may require additional sources of financing, which may not be available.
Recent developments
Contribution Agreement. Immediately prior to the closing of the IPO, the Company acquired all of the outstanding capital stock of AOG and acquired the 30% working interest in the Ozona Northeast field that the Company did not already own from Neo Canyon Exploration, L.P. (“Neo Canyon” or the “Selling Stockholder”). Upon the closing of the transactions contemplated by the contribution agreement, Neo Canyon and each of the stockholders of AOG received shares of Company common stock in exchange for their respective contributions. Neo Canyon received an aggregate of 4,239,243 shares of Company common stock, of which 2,061,290 shares were offered in the IPO, 156,805 shares were subject to the over-allotment option granted to the underwriters and 2,021,148 shares were redeemed by the Company. The stockholders of AOG received an aggregate of 989,157 shares of Company common stock.
Initial Public Offering. On November 14, 2007 the Company completed the IPO of its common stock. The Company sold 5,605,377 shares and Neo Canyon sold 2,061,290 shares of Company common stock, in each case, at $12.00 per share. After deducting underwriting discounts of approximately $4.7 million, the Company received net proceeds of approximately $62.5 million. In conjunction with the IPO, the underwriters were granted an option to purchase 1,150,000 additional shares of Company common stock (993,195 shares from the Company and 156,805 shares from the Selling Stockholder). The underwriters fully exercised this option and purchased the additional shares on November 16, 2007. After deducting underwriting discounts of approximately $0.8 million, the Company received net proceeds of approximately $11.1 million. The aggregate net proceeds of approximately $73.6 million received by the Company (in millions) at the closings on November 14, 2007 and November 16, 2007 were utilized as follows:

Repayment of revolving credit facility	$51.1
Repurchase of stock held by Selling Stockholder	$22.5
Stock Split. A three-for-one stock split in the form of a stock dividend on the issued and outstanding shares of Company common stock was declared on November 7, 2007, and was paid subsequent to the effectiveness of the Company’s Restated Certificate of Incorporation and concurrently with the consummation and closing of the IPO in authorized but unissued shares of Company common stock to holders of record of shares of common stock at the close of business on the day immediately preceding the consummation and closing of the IPO, so that each share of common stock outstanding on that date entitled its holder to receive two additional shares of common stock.

Convertible Notes. On June 25, 2007, Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC loaned an aggregate of $20 million to AOG under two convertible promissory notes of $10 million each, which notes bore interest at a rate of 7.00% per annum and had a maturity date of June 25, 2010, at which time all principal and interest was due. These notes were convertible at the election of the lender into shares of equity securities of AOG at $100 per share on December 31, 2007, or earlier if the Company sold substantially all of the assets of AOG Upon the consummation of the IPO, the notes were automatically converted into shares of Company common stock. The number of shares of Company common stock issued upon the automatic conversion of these notes was 920,631 to Yorktown Energy Partners VII, L.P. and 920,631 to Lubar Equity Fund, LLC. The shares of Company common stock that were issued to Yorktown Energy Partners VII, L.P. and Lubar Equity Fund, LLC upon such automatic conversion are entitled to the same registration rights as those provided to certain holders of Company common stock in connection with the contribution agreement.
Cautionary statement regarding forward-looking statements
Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future reserves, production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, other similar expressions or the statements that include those words, it usually is a forward-looking statement.
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Prospectus dated November 7, 2007 and filed with the Securities Exchange Commission (“SEC”) pursuant to Rule 424(b) on November 8, 2007. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	our business strategy;

•	estimated quantities of gas and oil reserves;

•	technology;

•	uncertainty of commodity prices in oil and gas;

•	our financial position;

•	our cash flow and liquidity;

•	declines in the prices we receive for our gas and oil affecting our operating results and cash flow;

•	economic slowdowns that can adversely affect consumption of gas and oil by businesses and consumers;

•	uncertainties in estimating our gas and oil reserves;

•	replacing our gas and oil reserves;

•	uncertainty regarding our future operating results;

•	uncertainties in exploring for and producing gas and oil;

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	availability of drilling and production equipment and field service providers;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations;

•	competition in the oil and gas industry;

•	marketing of gas and oil;

•	exploitation or property acquisitions;

•	our inability to retain and attract key personnel;

•	the effects of government regulation and permitting and other legal requirements;

•	costs associated with perfecting title for mineral rights in some of our properties; and

•	plans, objectives, expectations and intentions contained in our Prospectus dated November 7, 2007 and filed with the SEC pursuant to Rule 424(b) on November 8, 2007 that are not historical.

Results of operations

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues (in thousands):
Gas	7,194	9,371	24,110	33,048
Oil	1,099	1,026	3,264	3,739

Total oil and gas sales	8,293	10,397	27,374	36,787
Realized gain on commodity derivatives	1,079	1,126	3,323	4,210

Total oil and gas sales including derivative impact	9,372	11,523	30,697	40,997
Production:
Gas (MMcf)	1,135	1,484	3,511	4,849
Oil (MBbl)	16	15	55	57

Total (MMcfe)	1,232	1,573	3,840	5,192
Average prices:
Gas, per Mcf	6.34	6.32	6.87	6.82
Oil, per Bbl	68.10	68.81	59.51	65.37

Total, per Mcfe	6.73	6.61	7.13	7.08
Realized gain on commodity derivatives, per Mcfe	0.88	0.72	0.86	0.82

Total per Mcfe including derivative impact	7.61	7.33	7.99	7.90
Costs and expenses (per Mcfe):
Lease operating expenses	0.62	0.52	0.72	0.54
Severance and production taxes	0.32	0.34	0.30	0.27
Depletion, depreciation and amortization	2.52	2.41	2.40	2.07
Exploration	—	0.36	0.16	0.30
General and administrative	1.12	0.32	1.07	0.33
Three months ended September 30, 2007 compared to three months ended September 30, 2006
Oil and gas sales. Oil and gas sales decreased $2.1 million, or 20.2%, for the three months ended September 30, 2007 to $8.3 million from $10.4 million for the three months ended September 30, 2006. The decrease in gas sales principally resulted from the natural decline in production of our tight gas sands in the Ozona Northeast field. Further, we had four rigs drilling in the second half of 2005 and the first half of 2006, which significantly increased production in the three months of 2006 from new wells placed in production compared to the use of only one rig in the latter part of 2006 and the first half of 2007. The average price per Mcfe we received for our production remained relatively unchanged as reflected in the table above. Gas sales represented 86.8% of the total oil and gas sales for the three months ended September 30, 2007 compared to 90.1% for the three months ended September 30, 2006.
Commodity derivative activities. Realized gains from our commodity derivative activity increased our earnings $1.1 million for both the three months ended September 30, 2007 and 2006. Realized gains are derived from the relative movement of the NYMEX gas prices in relation to the fixed notional pricing for the respective time periods.
Lease operating expense. Our lease operating expenses decreased $62,000, or 7.5%, for the three months ended September 30, 2007 to $760,000 ($0.62 per Mcfe) from $822,000 ($0.52 per Mcfe) for the three months ended September 30, 2006. The primary factor in the slight decrease in lease operating expense was the release in mid-2006 of one of our seven rented compressors.

Severance and production taxes. Our production taxes decreased $140,000, or 26%, for the three months ended September 30, 2007 to $400,000 from $540,000 for the three months ended September 30, 2006. The decrease in production taxes was a function of the reduced oil and gas sales in 2007.
Exploration. We recorded no dry hole costs for the three months ended September 30, 2007 as compared to $572,000 for the three months ended September 30, 2006. Exploration expense in 2006 resulted primarily from two dry holes drilled on our Pecos County project, which was abandoned in the fourth quarter of 2006.
General and administrative. Our general and administrative expenses increased $875,000 or 174.8%, to $1.4 million for the three months ended September 30, 2007 from $500,000 for the three months ended September 30, 2006. The increase in general and administrative expense was principally due to bonus payments made in the third quarter of 2007 after filing of our initial registration statement and the increased staffing costs in 2007.
Depletion, depreciation and amortization (DD&A). Our DD&A expense decreased $687,000, or 18.1%, to $3.1 million for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. Our DD&A expense per Mcfe produced increased by $0.11, or 4.6%, to $2.52 per Mcfe for the three months ended September 30, 2007, as compared to $2.41 per Mcfe for the three months ended September 30, 2006. The decrease in DD&A was primarily attributable to decreased production, which was slightly offset by the higher expense per Mcfe consistent with increased capital costs.
Interest income (expense), net. Our interest expense increased $49,000, or 4.7%, to $1.1 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. This increase was a function of increased borrowings between the two periods to fund our development of the Ozona Northeast field, partially offset by lower interest rates in the 2007 period.
Income taxes. Our provision for income taxes decreased $1.6 million, or 54.2%, to $1.3 million for the three months ended September 30, 2007, from a provision of $2.9 million for the three months ended September 30, 2006. The decrease in income tax expense is consistent with the decrease in our income before income taxes. Our effective income tax rate for the three months ended September 30, 2006 amounted to 36.1% compared with 38.5% for the three months ended September 30, 2007. The increase in the effective rate results primarily from changes in the valuation allowance provided against net operating loss carryovers for AOG We do not recognize a tax benefit for the net operating loss carryovers of AOG based on our assessment of the likelihood of AOG being able to utilize those carryovers to reduce future taxable income. Subsequent to the combination of AOG and ARI, the net operating loss carryovers of AOG will be available to offset our future taxable income, subject to certain limitations.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Oil and gas sales. Oil and gas sales decreased $9.4 million, or 25.6%, for the nine months ended September 30, 2007 to $27.4 million from $36.8 million for the nine months ended September 30, 2006. The decrease in gas sales principally resulted from the natural decline in production of our tight gas sands in the Ozona Northeast field. Further, we had four rigs drilling in the second half of 2005 and the first half of 2006, which significantly increased production in the first nine months of 2006 from new wells placed in production compared to the use of only one rig in the latter part of 2006 and early 2007. The average price per Mcfe we received for our production remained relatively unchanged as reflected in the table above. Gas sales represented 88.1% of the total oil and gas sales for the nine months ended September 30, 2007 compared to 89.8% for the nine months ended September 30, 2006.

Commodity derivative activities. Realized gains from our commodity derivative activity increased our earnings $3.3 million for the nine months ended September 30, 2007. In comparison, our commodity derivative activity increased our earnings $4.2 million for the nine months ended September 30, 2006. Realized gains are derived from the relative movement of the NYMEX gas prices in relation to the fixed notional pricing for the respective time periods.
Lease operating expense. Our lease operating expenses decreased $31,000, or 1.1%, for the nine months ended September 30, 2007 to $2.8 million ($0.72 per Mcfe) from 2.8 million ($0.54 per Mcfe) for the nine months ended September 30, 2006. The primary factor in the slight decrease in lease operating expense was the release in mid-2006 of one of our seven rented compressors and an amine unit as partially offset by higher estimated ad valorem tax in the 2007 period.
Severance and production taxes. Our production taxes decreased $233,000, or 16.9%, for the nine months ended September 30, 2007 to $1.1 million from $1.4 million for the nine months ended September 30, 2006. The decrease in production taxes was a function of the reduced oil and gas sales in 2007, offset partly by the timing of severance tax refunds in the 2006 period.
Exploration. Our dry hole costs associated with exploratory drilling decreased $931,000 to $633,000 for the nine months ended September 30, 2007 from $1.6 million for the nine months ended September 30, 2006. The 2007 dry hole costs resulted from a mechanical failure in the drilling of a test well in our Boomerang prospect. Exploration expense in 2006 resulted primarily from two dry holes drilled on our Pecos County project, which we abandoned in the fourth quarter of 2006.
General and administrative. Our general and administrative expenses increased $2.4 million or 136.7%, to $4.1 million for the nine months ended September 30, 2007 from $1.7 million for the nine months ended September 30, 2006. The increase in general and administrative expense was principally due to bonus payments made in the first nine months of 2007 to cover tax liabilities incurred by management in connection with the repayment of management notes, bonus payments made upon filing of our initial registration statement in the third quarter and increased staffing in the 2007 period. Additionally, the 2007 period includes a severance obligation of $350,000 related to a former employee.
Depletion, depreciation and amortization (DD&A). Our DD&A expense decreased $1.6 million, or 14.4%, to $9.2 million for the nine months ended September 30, 2007 from $10.8 million for the nine months ended September 30, 2006. Our DD&A expense per Mcfe produced increased by $0.33, or 15.9%, to $2.40 per Mcfe for the nine months ended September 30, 2007, as compared to $2.07 per Mcfe for the nine months ended September 30, 2006. The decrease in DD&A was primarily attributable to decreased production, which was slightly offset by the higher expense per Mcfe consistent with increased capital costs.
Interest income (expense), net. Our interest expense increased $295,000, or 10.7%, to $3.1 million for the nine months ended September 30, 2007 from $2.8 million for the nine months ended September 30, 2006. This increase was a function of increased borrowings between the two periods to fund our development of the Ozona Northeast field.
Income taxes. Our provision for income taxes decreased $7.2 million, or 69.6%, to $3.1 million for the nine months ended September 30, 2007, from a provision of $10.3 million for the nine months ended September 30, 2006. The decrease in income tax expense is consistent with the decrease in our income before income taxes. Our effective income tax rate for the nine months ended September 30, 2006 amounted to 35.4% compared with 41% for the nine months ended September 30, 2007. The increase in the effective rate results primarily from changes in the valuation allowance provided against net operating loss carryovers for AOG We do not recognize a tax benefit for the net operating loss carryovers of AOG based on our assessment of the likelihood of AOG being able to utilize those carryovers to reduce future taxable income. Subsequent to the combination of AOG and ARI, the net operating loss carryovers of AOG will be available to offset our future taxable income, subject to certain limitations.
Pro forma information. The following pro forma information gives effect to the acquisition of the Neo Canyon interest as if it had occurred on January 1, 2006. The pro forma financial information is not necessarily indicative of the financial results that would have occurred had the acquisition been effective on the dates indicated and should not be viewed as indicative of operations in the future.

	Pro forma
	Nine Months Ended
	September 30,
	2007	2006
Revenues (in thousands):
Gas	$34,005	$46,806
Oil	4,504	5,304

Total oil and gas sales	38,509	52,110
Realized gain on commodity derivatives	3,323	4,210

Total oil and gas sales including derivative impact	41,832	56,320
Production:
Gas (MMcf)	4,979	6,876
Oil (MBbl)	75	81

Total (MMcfe)	5,429	7,365
Average prices:
Gas, per Mcf	$6.83	$6.81
Oil, per Bbl	60.00	65.13

Total, per Mcfe	7.09	7.08
Realized gain on commodity derivatives, per Mcfe	0.61	0.57

Total per Mcfe including derivative impact	7.70	7.65
Costs and expenses (per Mcfe):
Lease operating expenses	$0.71	$0.56
Severance and production taxes	0.30	0.28
Depletion, depreciation and amortization	2.27	2.04
Exploration	0.12	0.21
General and administrative	0.82	0.27
Liquidity and capital resources
Prior to the completion of our IPO, cash generated from operations, borrowings under our existing credit facilities and funds from partner contributions have been our primary sources of liquidity. Following completion of our IPO, we will rely on cash generated from operations, future public equity and debt offerings and borrowings under our revolving credit facility with The Frost National Bank to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.
Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are driven by seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations, particularly China and India. Our working capital is significantly influenced by changes in commodity prices and significant declines in prices could decrease our exploration and development expenditures.

Cash flows from operations were primarily used to fund exploration and development of our mineral interests.
For the nine months ended September 30, 2007, the majority of our cash was generated from operating and financing activities. We used $25.7 million of net proceeds from bank and convertible debt borrowings and cash flow from operations of $20.3 million to fund $31.5 million of capital expenditures related to our drilling program activities and our $917,000 investment in a Canadian-based private exploration company. During the same nine months in 2006, we used $26.6 million of cash flow from operations and $22.2 million of proceeds from borrowings under a note with one of our stockholders and our revolving credit facility, and proceeds from the issuance of our common stock of $6.5 million to fund $49.8 million for our drilling program and $1.3 million to repurchase shares and options.
     The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Cash flows provided by operating activities	$20,294	$26,596
Cash flows used in investing activities	(32,445)	(49,789)
Cash flows provided by financing activities	24,996	27,334

Net increase (decrease) in cash and cash equivalents	$12,845	$4,141
Operating activities
For the nine months ended September 30, 2007, our cash flow from operations was used for drilling activities. The $20.3 million in cash flow generated in the first nine months of 2007 decreased $6.3 million from the first nine months of 2006 due mostly to lower oil and gas sales and higher general and administrative expenses in the 2007 period.
Investing activities
Of the cash flows used in investing activities in the first nine months of 2007, $18.6 million was for the continued development of the Ozona Northeast field, $2.8 million for the drilling of wells in Cinco Terry, $2.4 million for development of our North Bald Prairie field, $1.1 million for the drilling of the test wells in our Boomerang prospect, $2.4 million for the acquisition of the El Vado East leasehold and $4.9 million for our Canadian project including investment in a Canadian-based private exploration company, leasehold acquisition and drilling costs. For the comparable period of 2006, $44.1 million was for the drilling of Ozona Northeast wells, $3.5 million was for the acquisition of the Boomerang leasehold and $2.2 million was used for acreage cost and the drilling of Cinco Terry wells.
We have established an exploratory and development budget of $48.6 million and $64.3 million for 2007 and 2008, respectively, after the completion of the acquisition of the Neo Canyon interest. Our budgets are established based on expected volumes to be produced and commodity prices.
Financing activities
We borrowed $25.7 million net under convertible notes and our revolving credit facility in the first nine months of 2007 as compared to $18.7 million net in the first nine months of 2006. In addition, $6.5 million of proceeds from issuance of common stock and $3.5 million of borrowing from a stockholder provided additional capital in the first nine months of 2006. $1.3 million was spent in the first nine months of 2006 to purchase common stock and related options from a former employee.
In February 2007, we entered into an amended and restated $100 million revolving credit facility with The Frost National Bank. In June 2007, we amended our credit facility agreement to extend the due date of any balance outstanding at maturity to July 2010. As of September 30, 2007, we had an outstanding balance under the credit facility of approximately $53.3 million, with a borrowing base of $75 million. The borrowing base is subject to adjustment twice each year. The assessment by the bank petroleum engineers is based on their evaluation of the future cash flows from proved oil and gas reserves using the bank’s pricing parameters.
Our goal is to actively manage our borrowings to help us maintain the flexibility to expand and invest, and to avoid the problems associated with highly leveraged companies of large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flow from operations and borrowings under our revolving credit facility will finance substantially all of our anticipated drilling, exploration and capital needs through 2008. We will also use our revolving credit facility for possible acquisitions, temporary working capital needs and any expansion of our drilling program through 2008.
Future capital expenditures for 2007 and 2008
The following table summarizes information regarding our estimated 2007 and 2008 capital expenditures. The 2007 and 2008 estimates give effect to the acquisition of the Neo Canyon interest in combination with the interest of ARI and AOG as of November 14, 2007. We will be required to meet our needs from our internally generated cash flow, debt financings, equity financings and borrowings under our revolving credit facility. The estimated capital expenditures are subject to change depending upon a number of factors, including the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and gas and the availability of drilling rigs and crews, our financial results and the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.

	Estimated(1)
	Year Ending
	December 31,
(in thousands)	2007	2008
Capital expenditures:
Ozona Northeast	$23,400	$29,500
Cinco Terry	6,600	10,900
East Texas	8,500	14,400
Northern New Mexico	—	3,600
Western Kentucky	900	1,800
Western Canada	1,200	3,200
Lease acquisition, geological, geophysical and other	8,000	900

Total capital expenditures	$48,600	$64,300

(1)	Estimated capital expenditures for 2007 and 2008 include additional capital expenditures attributable to the approximately 30% working interest we acquired from Neo Canyon on November 14, 2007, but do not include the capital expenditure associated with our acquisition of that interest.

Credit facility
In February 2007, we entered into an amended and restated $100 million revolving credit facility with The Frost National Bank. In June 2007, we amended our credit facility agreement to extend the due date of any balance outstanding at maturity to July 2010. In July 2007, we amended the credit facility agreement to allow the bank to issue letters of credit for the account of AOG. In September 2007, we amended our credit facility agreement to clarify the annual date for delivery of our year-end reserve report from our independent engineering firm. The availability of funds under our revolving credit facility is subject to a borrowing base which was initially set at, and currently is, $75 million. The borrowing base will be redetermined every six months or, upon the election by us or the bank, one additional time each calendar year.
Our revolving credit facility provides for interest on outstanding amounts to accrue at a rate calculated, at our option, at either (i) the base rate, which is the bank’s prime rate, or (ii) the sum of the LIBOR plus a margin which ranges from 1.25% to 2.0% per annum, as applicable, as amounts outstanding under our revolving credit facility increase as a percentage of the borrowing base. In addition, we pay an annual commitment fee of 0.375% of non-utilized borrowings available under our revolving credit facility.
We are subject to a financial covenant requiring maintenance of a minimum modified ratio of current assets to current liabilities. In addition, we are subject to covenants restricting cash dividends and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, assets sales, investments in other entities and liens on properties.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets including equity interests in our subsidiaries. All outstanding amounts under our revolving credit facility are due and payable in July 2010.
As of December 31, 2006 and September 30, 2007, the outstanding balance under our revolving credit facility was $47.6 million and $53.3 million, respectively. After the completion of the IPO, we paid off our balance outstanding under the revolving credit facility.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2007, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
Item 3. Quantitative and qualitative disclosures about market risk.
Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices, and other related factors. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, not for trading purposes.

Commodity price risk
We enter into financial swaps and collars to hedge future oil and gas production to mitigate portions of the risk of market price fluctuations.
To designate a derivative as a cash flow hedge, we document at the commodity derivative’s inception our assessment as to whether the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the commodity derivative, if any, is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.
If, during a commodity derivative’s term, we determine the commodity derivative is no longer highly effective, commodity derivative accounting is prospectively discontinued and any remaining unrealized gains or losses on the effective portion of the derivative are reclassified to earnings when the underlying transaction occurs. If it is determined that the designated commodity derivative transaction is not likely to occur, any unrealized gains or losses are recognized immediately in the consolidated statements of income as a derivative fair value gain or loss.
     As of September 30, 2007, we had the following commodity derivative positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX – Henry Hub
Fixed price swaps 2007	230,000	690,000			$9.22
Costless collars 2008	186,000	2,232,000	$7.50	$11.45
WAHA differential
Fixed price swaps 2007	230,000	690,000			$(1.02)
Fixed price swaps 2008	186,000	2,232,000			(0.69)
In November 2007, we entered into a costless collar for 2009 for 180,000 MMBtu per month with a $7.50 floor and a $10.50 ceiling. In addition, we entered into a 2009 WAHA differential fixed price swap for 200,000 MMBtu per month at $0.61 per MMBtu.
At December 31, 2006 and September 30, 2007, the fair value of our open derivative contracts was an asset of approximately $4.5 million and $2.4 million, respectively.
We have reviewed the financial strength of our commodity derivative counterparty and believe our credit risk to be minimal. Our commodity derivative counterparty is a participant in our credit facility and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.
Item 4. Controls and procedures.
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is

(1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
No changes to our internal control over financial reporting occurred during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2008 to be filed in the first quarter of 2009. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II — OTHER INFORMATION
Item 1. Legal proceedings.
None.
Item 1A. Risk factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated November 7, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on November 8, 2007, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.
Item 2. Unregistered sales of equity securities and use of proceeds.
On November 14, 2007, we completed the IPO of our common stock pursuant to our registration statement on Form S-1 (File 333-144512) declared effective by the SEC on November 8, 2007. The underwriters for the offering were J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, KeyBanc Capital Markets Inc. and Tudor, Pickering, Holt & Co. Securities, Inc. Pursuant to the registration statement, we registered the offer and sale of 8,816,667 shares of our $0.01 par value common stock, which included 2,061,290 shares sold by the Selling Stockholder and 1,150,000 shares subject to an option granted to the underwriters by us to cover over-allotments. The underwriters exercised their over-allotment option on November 14, 2007. The sale of the shares in our IPO closed on November 14, 2007 and the sale of the shares covered by the over-allotment option closed on November 16, 2007. Our IPO terminated upon completion of the closing.
The gross proceeds of our IPO, including the gross proceeds from over-allotment option, based on the IPO price of $12.00 per share, were approximately $81.1 million, which resulted in net proceeds to the Company of $73.6 million after deducting underwriter discounts and commissions of approximately $5.5 million and the net proceeds to the Selling Stockholder of approximately $23.0 million. We did not receive any proceeds from the sale of the shares by the Selling Stockholder. We also paid for legal fees incurred by the Selling Stockholder. Other than for such fees, no fees or expenses have been paid, directly or indirectly, to any officer, director or 10% stockholder or other affiliate. The net proceeds from our IPO were used to (i) repay a portion of our revolving credit facility in November 2007 totaling $51.1 million and (ii) repurchase 2,021,148 shares of our common stock held by the Selling Stockholder for approximately $22.5 million.
Item 3. Defaults upon senior securities.
None.
Item 4. Submission of matters to a vote of security holders.
On July 12, 2007, a special meeting of the Company’s stockholders was held to adopt the Restated Certificate of Incorporation and the Restated Bylaws. Each of the Restated Certificate of Incorporation and the Restated Bylaws were so adopted.
Item 5. Other information.
None.

Item 6. Exhibits.
3.1	Restated Certificate of Incorporation of Approach Resources Inc.

3.2	Restated Bylaws of Approach Resources Inc.

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.1	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.2	Contribution Agreement by and among Approach Resources Inc. and the equity holders identified therein, dated June 29, 2007 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.3	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.4	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.5	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.6	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.7	Convertible Promissory Note issued by Approach Oil & Gas Inc. to Yorktown Energy Partners VII, L.P. dated June 25, 2007 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.8	Convertible Promissory Note issued by Approach Oil & Gas Inc. to Lubar Equity Fund, LLC dated June 25, 2007 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.9	$100,000,000 Revolving Amended and Restated Credit Agreement by and among Approach Resources I, LP, as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions part thereto, dated February 15, 2007 (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.10	Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent and lender, and the lenders party thereto, dated June 15, 2007 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.11	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.12	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.13	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.14	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.15	Form of Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.16	Second Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent, and the lenders party thereto, dated July 20, 2007 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.17	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).

10.18	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.19	Agreement Regarding Gas Purchase Contract dated May 26, 2006 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.20	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent, and the lenders party thereto, dated September 1, 2007 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.21	Partial Assignment of Oil and Gas Leases and Related Property dated effective August 1, 2006 among Neo Canyon Exploration, L.P. and the other assignors identified therein, and Approach Resources I, L.P., as assignee (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.22	Carry and Earning Agreement dated July 13, 2007 by and between EnCana Oil & Gas (USA) (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.23	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.24	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.25	Gas Purchase Contract dated June 1, 2006 by and between Approach Operating, L.P. and Belvan Partners, L.P. (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.26	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.27	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

By:	/s/ J. ROSS CRAFT J. Ross Craft President and Chief Executive Officer
     Date: December 13, 2007

Index to Exhibits

Exhibit
Number		Exhibit

3.1	—	Restated Certificate of Incorporation of Approach Resources Inc.

3.2	—	Restated Bylaws of Approach Resources Inc.

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.1	—	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.2	—	Contribution Agreement by and among Approach Resources Inc. and the equity holders identified therein, dated June 29, 2007 (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.3	—	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.4	—	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.5	—	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.6	—	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.7	—	Convertible Promissory Note issued by Approach Oil & Gas Inc. to Yorktown Energy Partners VII, L.P. dated June 25, 2007 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.8	—	Convertible Promissory Note issued by Approach Oil & Gas Inc. to Lubar Equity Fund, LLC dated June 25, 2007 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.9	—	$100,000,000 Revolving Amended and Restated Credit Agreement by and among Approach Resources I, LP, as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions part thereto, dated February 15, 2007

Exhibit
Number		Exhibit

(filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.10	—	Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent and lender, and the lenders party thereto, dated June 15, 2007 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.11	—	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.12	—	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.13	—	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.14	—	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.15	—	Form of Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.16	—	Second Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent, and the lenders party thereto, dated July 20, 2007 (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.17	—	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).

10.18	—	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.19	—	Agreement Regarding Gas Purchase Contract dated May 26, 2006 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration

Exhibit
Number		Exhibit

Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.20	—	Third Amendment to Amended and Restated Credit Agreement dated as of February 15, 2007 between Approach Resources I, LP, The Frost National Bank, as administrative agent, and the lenders party thereto, dated September 1, 2007 (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.21	—	Partial Assignment of Oil and Gas Leases and Related Property dated effective August 1, 2006 among Neo Canyon Exploration, L.P. and the other assignors identified therein, and Approach Resources I, L.P., as assignee (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.22	—	Carry and Earning Agreement dated July 13, 2007 by and between EnCana Oil & Gas (USA) (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.23	—	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.24	—	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.25	—	Gas Purchase Contract dated June 1, 2006 by and between Approach Operating, L.P. and Belvan Partners, L.P. (filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.26	—	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.27	—	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.