Form 10-Q
period 2008-03-31
Approach Resources Inc
filed 2008-05-08
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2008 was 20,651,591.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except shares and per share amounts)	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$1,336	$4,785
Accounts receivable:
Joint interest owners	7,422	5,272
Oil and gas sales	8,589	5,524
Unrealized gain on commodity derivatives	—	793
Prepaid expenses and other current assets	1,232	773

Total current assets	18,579	17,147
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	281,985	266,905
Furniture, fixtures and equipment	530	433

	282,515	267,338
Less accumulated depletion, depreciation and amortization	(42,072)	(36,860)

Net properties and equipment	240,443	230,478
INVESTMENT	917	917
UNREALIZED GAIN ON COMMODITY DERIVATIVES	—	75
OTHER ASSETS	98	109

Total assets	$260,037	$248,726

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,068	$5,459
Oil and gas sales payable	3,377	1,794
Accrued liabilities	11,265	14,764
Unrealized loss on commodity derivatives	3,644	—

Total current liabilities	21,354	22,017
NON-CURRENT LIABILITIES:
Long-term debt	7,290	—
Unrealized loss on commodity derivatives	367	—
Deferred income taxes	27,601	26,342
Asset retirement obligations	588	548

Total liabilities	57,200	48,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,622,746 shares issued and outstanding	206	206
Additional paid-in capital	166,367	166,141
Retained earnings	36,129	33,367
Accumulated other comprehensive income	135	105

Total stockholders’ equity	202,837	199,819

Total liabilities and stockholders’ equity	$260,037	$248,726

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except shares and per share amounts)	2008	2007

REVENUES:
Oil and gas sales	$19,018	$9,392
EXPENSES:
Lease operating	1,397	980
Severance and production taxes	753	375
Exploration	491	623
General and administrative	1,946	1,512
Depletion, depreciation and amortization	5,216	3,091

Total expenses	9,803	6,581

OPERATING INCOME	9,215	2,811
OTHER:
Interest expense, net	(148)	(956)
Realized gain on commodity derivatives	61	2,155
Unrealized loss on commodity derivatives	(4,879)	(4,626)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,249	(616)
PROVISION (BENEFIT) FOR INCOME TAXES	1,487	(35)

NET INCOME (LOSS)	$2,762	$(581)

EARNINGS (LOSS) PER SHARE:
Basic	$0.13	$(0.06)

Diluted	$0.13	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,622,746	9,501,390
Diluted	20,757,513	9,501,390
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$2,762	$(581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	5,216	3,091
Unrealized loss on commodity derivatives	4,879	4,626
Exploration expense	491	623
Share-based compensation expense	226	—
Deferred income taxes	1,259	(35)
Changes in operating assets and liabilities:
Accounts receivable	(5,215)	2,347
Prepaid expenses and other assets	(448)	(404)
Accounts payable	(2,391)	(2,449)
Oil and gas sales payable	1,583	467
Accrued liabilities	(3,499)	(1,997)

Cash provided by operating activities	4,863	5,688
INVESTING ACTIVITIES:
Additions to oil and gas properties	(15,509)	(9,717)
Additions to other property and equipment, net	(97)	(1)

Cash used in investing activities	(15,606)	(9,718)
FINANCING ACTIVITIES:
Loan origination fees	—	(57)
Borrowings under credit facility	13,790	22,600
Repayment of amounts outstanding under credit facility	(6,500)	(18,050)

Cash provided by financing activities	7,290	4,493

CHANGE IN CASH AND CASH EQUIVALENTS	(3,453)	463
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	4	—
CASH AND CASH EQUIVALENTS, beginning of period	$4,785	$4,911

CASH AND CASH EQUIVALENTS, end of period	$1,336	$5,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$221	$1,273

Cash paid for income taxes	$—	$1,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Retirement of loans to stockholders in exchange for shares of common stock	$—	$4,184

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. Summary of significant accounting policies
Organization and nature of operations
Approach Resources Inc. (“Approach,” “ARI,” the “Company,” “we,” “us” or “our”) is an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties in the United States and British Columbia. We focus on natural gas and oil reserves in tight sands and shale. We currently operate or have oil and gas properties or interests in Texas, New Mexico, Kentucky and British Columbia.
Consolidation, basis of presentation and significant estimates
The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 28, 2008.
The accompanying interim consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, we have made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded, accrual of capital expenditures, asset retirement obligations and share-based compensation. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior year amounts have been reclassified to conform to current year presentation. These classifications have no impact on the net income reported.
Comprehensive income
For the three months ended March 31, 2007, there were no elements of comprehensive income other than net income. Following is a summary of our comprehensive income for the three months ended March 31, 2008 (in thousands):

Net income	$2,762
Other comprehensive income:
Foreign currency translation adjustments	30

Comprehensive income	$2,792

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Earnings (loss) per common share
We report basic earnings (loss) per common share, which excludes the effect of potentially dilutive securities, and diluted earnings (loss) per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$2,762	20,622,746	$0.13
Effect of dilutive securities:
Share-based compensation, treasury method	—	134,767

Net income plus assumed conversions	$2,762	20,757,513	$0.13

	Three Months Ended March 31, 2007
	Income (numerator)	Shares (denominator)	Per-share amount

Basic loss per share:
Net loss	$(581)	9,501,390	$(0.06)
Effect of dilutive securities:
Share-based compensation, treasury method(1)	—	—

Net loss plus assumed conversions	$(581)	9,501,390	$(0.06)

(1)	Options to acquire approximately 350,000 shares of our common stock were anti-dilutive for the three months ended March 31, 2007.
2. Line of credit
In January 2008 we entered into a new, $200.0 million revolving loan agreement (“Loan Agreement”) with ARI as borrower, Approach Oil & Gas Inc. (“AOG”), Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP as guarantors, and The Frost National Bank and JPMorgan Chase Bank, NA, as lenders (collectively, the “Lender”). The borrowing base under the Loan Agreement was initially set at $75.0 million and will be redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the Lender can each request one additional borrowing base redetermination each calendar year. In May 2008, the Lender increased the borrowing base to $100.0 million. The maturity date under the Loan Agreement is July 2010. The borrowings bear interest based on the bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base (approximately 5.3 % at March 31, 2008), at our election. We had outstanding borrowings of $7.3 million at March 31, 2008. There were no outstanding borrowings at December 31, 2007. Principal payments are not required until the final maturity date of the Loan Agreement, at which time any outstanding loan balances shall be due and payable in full. In addition, the Loan Agreement requires payment of a quarterly fee equal to three eighths of one percent (0.375%) of the unused portion of the borrowing base. The borrowings are collateralized by substantially all of our oil and gas properties. The Loan Agreement contains various covenants, the most restrictive of which requires us to maintain a modified current ratio of at least one. The modified current ratio represents the quotient of our current assets, less any unrealized gains on commodity derivatives plus amounts available under the Loan Agreement divided by our current

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
liabilities less unrealized losses on commodity derivatives. We were in compliance with the covenants at March 31, 2008.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at March 31, 2008, which reduce amounts available for borrowing under the Loan Agreement.
3. Income taxes
Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the three months ended March 31, 2007 due primarily to adjustments to the valuation allowance applied to net operating loss carryforwards of AOG. At December 31, 2006, AOG provided a valuation allowance related to its deferred tax assets resulting primarily from net operating loss carryforwards, based upon our inability to assess the amount to be realized until our acquisition of all outstanding AOG capital stock in November 2007.
4. Derivatives
At March 31, 2008, we had the following commodity derivative positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	182,000	1,640,000	$7.50	$11.45
Costless collars 2008 (3rd quarter)	100,000	300,000	$7.00	$9.10
Costless collars 2008 (2nd – 4th quarter)	200,000	1,800,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
2nd quarter 2008	100,000	300,000			$8.10
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	182,000	1,640,000			(0.69)
Fixed price swaps 2008 (2nd – 4th quarter)	100,000	900,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the contracts and then obtained mark-to-market valuations for our collar positions from our counterparty and reviewed such valuations for reasonableness based on forward prices in relation to our contractual ceiling and floor prices. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in other income (expense) on our consolidated statements of operations.
We are exposed to credit losses in the event of nonperformance by the counterparty on our oil and gas swaps. However, we do not anticipate nonperformance by the counterparty over the term of the swaps.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Adoption of Statement of Financial Accounting Standards No. 157 (“FAS 157”)
Effective January 1, 2008, we adopted FAS 157, which among other things, requires enhanced disclosures about assets and liabilities carried at fair value. As defined in FAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to utilize the best available information. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FAS 157 are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2008, we have no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2008, our commodity derivatives are valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2008, we have no Level 3 measurements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
5. Share-based compensation
The following is a summary of stock option activity during the three months ended March 31, 2008:

Shares
subject to
stock
options
Outstanding at January 1, 2008	479,991
Granted	11,835
Canceled	(34,050)

Outstanding at March 31, 2008	457,776

On April 1, 2008, we granted options to acquire approximately 62,500 shares of our common stock. The total fair market value of these options on the grant date was $587,000 to be expensed over a service period of three years.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.
Cautionary statement regarding forward-looking statements
Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future reserves, production, revenues, income and capital spending. When we use the words “will,” “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, other similar expressions or the statements that include those words, it usually is a forward-looking statement.
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	our business strategy,

•	estimated quantities of gas and oil reserves,

•	uncertainty of commodity prices in oil and gas,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our gas and oil reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing gas and oil,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of gas and oil,

•	exploitation or property acquisitions,

•	technology,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 28, 2008.

Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties onshore in the United States and British Columbia. We focus on natural gas and oil reserves in tight sands and shale and have assembled leasehold interests aggregating approximately 283,282 gross (196,081 net) acres.
We currently operate or have interests in the following areas:
          West Texas
•	Ozona Northeast (Wolfcamp and Canyon Sands)

•	Cinco Terry (Wolfcamp, Canyon Sands, Ellenburger)
          East Texas
•	North Bald Prairie (Cotton Valley Sands, Bossier and Cotton Valley Lime)
          Northeast British Columbia
•	Montney tight gas and Doig Shale
          Northern New Mexico
•	El Vado East (Mancos Shale)
          Southwest Kentucky
•	Boomerang (New Albany Shale)
At December 31, 2007, we had estimated proved reserves of approximately 180.4 Bcfe. At March 31, 2008, we owned working interests in 311 producing oil and gas wells and were producing 21.7 MMcfe/d (based on production for the first quarter of 2008). Our average daily net production for the month of April 2008 was 22.4 MMcfe/d.
Our financial results depend on many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, gas price differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects.
Higher oil and gas prices generally increase the demand for drilling rigs, operating personnel and field supplies and services and can cause increases in the costs of those goods and services. To date, higher sales prices have more than offset any increase in drilling and operating costs. We focus on increasing oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from any given well naturally decreases over time. Additionally, our reserves have a rapid initial decline, a characteristic of tight gas sands. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other drilling ventures, and by acquisitions. Our future growth will depend upon our ability to continue to add oil and gas reserves in excess of production at a reasonable cost. We intend to maintain our focus on the costs of adding reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.
We also face the challenge of financing future acquisitions. After completion of the initial public offering of our common stock, we repaid all amounts outstanding on our revolving credit facility. At March 31, 2008, we had $7.3 million outstanding under our revolving credit facility. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and further expansion of our drilling program. Funding for future acquisitions also may require additional sources of financing, which may not be available.
Recent developments
Cinco Terry acreage acquisition
     We have acquired an additional 9,482 gross (4,899 net) acres of leasehold interests adjacent to our Cinco Terry project in Crockett County, Texas. We acquired this additional acreage in two transactions. In April 2008, we purchased 7,843 gross (4,052 net) acres in The University of Texas System’s 113th Lease Sale for $1.9 million. Additionally, we acquired 1,639 gross (847 net) acres from an independent operator for $216,000 in February 2008. We believe this acreage is prospective for Ellenburger and Canyon Sands production. The additional acreage expands our Cinco Terry project to a total of 31,382 gross (14,406 net) acres.
Northern New Mexico update
     In late April 2008, the Board of County Commissioners of Rio Arriba County, New Mexico adopted an ordinance purporting to impose a 120-day moratorium on all oil and gas drilling on private lands in Rio Arriba County. The moratorium covers all of our 90,300-acre El Vado East prospect in Rio Arriba County. In addition to the moratorium, we have received notice from Rio Arriba County that, after the expiration of the moratorium, the county intends to require us to apply for a local zoning permit for oil and gas development in El Vado East. The county has informed us that the local permitting process, including public hearings, could take an additional 120 days.
     We are evaluating our alternatives, but the county’s recent actions are expected to cause delays in our drilling plans in El Vado East. As a result, we may not be able to meet our commitment under the mineral lease for El Vado East to drill a minimum of eight wells before the primary term of the lease expires on April 2, 2009. The failure to meet this drilling commitment could result in the termination of the mineral lease, unless we agree with our mineral lessor to extend the primary term of the lease or the drilling commitment is otherwise extended under the terms of the lease. Our lease for El Vado East provides that if our drilling operations are delayed or prevented as a result of a governmental or regulatory order or by failure to obtain permits, then our drilling commitment will be extended until 60 days after the cause of the delay is removed, as long as the primary term of the lease is not extended by more than four years. We have notified the lessor of the expected delay.

Results of operations

	Three Months Ended
	March 31,
	2008	2007
Revenues (in thousands):
Gas	$14,872	$8,255
Oil	3,085	1,090
NGLs	1,061	47

Total oil and gas sales	19,018	9,392

Realized gain on commodity derivatives	61	2,155

Total oil and gas sales including derivative impact	$19,079	$11,547

Production:
Gas (MMcf)	1,666	1,231
Oil (MBbls)	32	19
NGLs (MBbls)	21	2

Total (MMcfe)	1,979	1,357

Average prices:
Gas (per Mcf)	$8.93	$6.70
Oil (per Bbl)	97.91	56.22
NGLs per (Bbl)	50.95	30.12

Total (per Mcfe)	$9.61	$6.92

Realized gain on commodity derivatives (per Mcfe)	0.03	1.59

Total per Mcfe including derivative impact	$9.64	$8.51

Costs and expenses (per Mcfe):
Lease operating expenses	$0.71	$0.72
Severance and production taxes	0.38	0.28
Exploration	0.25	0.46
General and administrative	0.98	1.11
Depletion, depreciation and amortization	2.64	2.28
Three months ended March 31, 2008 compared to three months ended March 31, 2007
Oil and gas sales. Oil and gas sales increased $9.6 million, or 102.5%, for the three months ended March 31, 2008 to $19.0 million from $9.4 million for the three months ended March 31, 2007. The increase in oil and gas sales principally resulted from our increased ownership in the Ozona Northeast field as a result of our acquisition of the Neo Canyon interest in the fourth quarter of 2007. We now own a 100% working interest in Ozona Northeast. Of the 1,979 MMcfe production reported for the 2008 period, 594 MMcfe was attributable to the interest acquired from Neo Canyon. The increase in oil and gas sales also resulted from continued development of our Cinco Terry and North Bald Prairie fields. Cinco Terry production rose by 284 MMcfe compared to the prior year period. Further, the average price per Mcfe we received for our production increased from $6.92 to $9.61 per Mcfe as oil and gas prices rose sharply between the two periods. Of the $9.6 million increase in revenues, $6.0 million was attributable to growth in volumes with the remaining $3.6 million growth due to oil and gas price increases. Natural gas sales represented 78.2% of the total oil and gas sales for the three months ended

March 31, 2008, compared to 87.9% for the prior year period, as our Cinco Terry field has a larger component of oil and natural gas liquids (“NGLs”) in its production.
Commodity derivative activities. Realized gains from our commodity derivative activity increased our earnings by $61,000 and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. Realized gains are derived from the relative movement of the NYMEX gas prices in relation to the range of prices in our collars or the fixed notional pricing for the respective time periods. The unrealized losses on commodity derivatives were $4.9 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Both of these variances are the result of the sharp increase in underlying gas commodity prices. As natural gas commodity prices increase, the gains we realize as our derivative instruments settle decrease and the value of the open portion of those positions decreases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”
Lease operating. Our lease operating expenses increased $417,000, or 42.6%, for the three months ended March 31, 2008 to $1.4 million ($0.71 per Mcfe) from $980,000 ($0.72 per Mcfe) for the three months ended March 31, 2007. The primary factors in the increase in lease operating expense were the acquisition of the Neo Canyon interest and the increase in the number of wells from our ongoing development of our three producing fields. We anticipate the lease operating expenses for Cinco Terry and North Bald Prairie fields will be approximately the same per Mcfe as our Ozona Northeast field.
Severance and production taxes. Our production taxes increased $378,000, or 100.8%, for the three months ended March 31, 2008 to $753,000 from $375,000 for the three months ended March 31, 2007. The increase in production taxes was a function of the increase in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 4% of oil and gas sales for both periods.
Exploration. We recorded $491,000 of dry hole costs for the three months ended March 31, 2008, compared to $623,000 for the three months ended March 31, 2007. Exploration expense in 2008 resulted from one dry hole drilled in Ozona Northeast while the 2007 dry hole costs resulted from the drilling of a test well in our Boomerang project.
General and administrative. Our general and administrative expenses increased $434,000, or 28.7%, to $1.9 million for the three months ended March 31, 2008 from $1.5 million for the three months ended March 31, 2007. The increase in general and administrative expense was principally due to increased staffing, salaries and professional fees in the 2008 period over the 2007 period. The 2008 period increase was partially offset by bonus payments made in the 2007 period to cover tax liabilities incurred by management in connection with the exchange of shares of common stock to repay management notes before our initial public offering.
Depletion, depreciation and amortization (DD&A). Our DD&A expense increased $2.1 million, or 68.7%, to $5.2 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007. Our DD&A expense per Mcfe produced increased by $0.36, or 15.8%, to $2.64 per Mcfe for the three months ended March 31, 2008, compared to $2.28 per Mcfe for the three months ended March 31, 2007. The increase in DD&A was primarily attributable to increased production and higher capital costs during the year ended December 31, 2007. The higher expense per Mcfe is attributable to reserve revisions in Ozona Northeast and higher capital costs incurred in our North Bald Prairie field. In North Bald Prairie, we paid capital costs attributable to the 50% working interest owned by our working interest partner pursuant to our farm-in agreement on the first five wells drilled during the year ended December 31, 2007 and the first quarter of 2008. The reserve revision at December 31, 2007 relates to the reserves in our Ozona Northeast field, which we revised downward in connection with the performance in that field.
Interest expense, net. Our interest expense decreased $808,000, or 84.5%, to $148,000 for the three months ended March 31, 2008 from $956,000 for the three months ended March 31, 2007. This decrease was substantially the result of our lower debt level in the 2008 period. We had borrowings outstanding under our revolving credit facility amounting to $52.2 million at March 31, 2007 compared to $7.3 million at March 31, 2008.
Income taxes. Our provision for income taxes increased to $1.5 million for the three months ended March 31, 2008, from a benefit of $35,000 for the three months ended March 31, 2007. The increase in income tax expense is consistent with the increase in our income before income taxes. Our effective income tax rate for the three months ended March 31, 2008 was 35%, compared with 5.7% for the three months ended March 31, 2007. The increase in the effective rate resulted primarily from changes in the 2007 period in the valuation allowance provided against net operating loss carryforwards for Approach Oil & Gas Inc.
Liquidity and capital resources
We will rely on cash generated from operations, borrowings under our revolving credit facility and future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which will be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.
Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are affected by seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations, particularly China and India. Our working capital is significantly influenced by changes in commodity prices and significant declines in prices could cause a decrease in our exploration and development expenditures and production volumes. Cash flows from operations were primarily used to fund exploration and development of our mineral interests.
The following table summarizes our sources and uses of funds for the periods noted:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Cash flows provided by operating activities	$4,863	$5,688
Cash flows used in investing activities	(15,606)	(9,718)
Cash flows provided by financing activities	7,290	4,493
Effect of Canadian exchange rate	4	—

Net (decrease) increase in cash and cash equivalents	$(3,449)	$463

Operating activities
For the three months ended March 31, 2008, our cash flow from operations, borrowings under our credit facility and available cash were used for drilling activities. The $4.9 million in cash flow generated in the first three months of 2008 decreased $825,000 from the first three months of 2007 due mostly to a $10.0 million reduction in working capital, partially offset by higher oil and gas sales in the 2008 period.
Investing activities
The cash flows used in investing activities in the first three months of 2008 were for the continued development of the Ozona Northeast field, Cinco Terry field and North Bald Prairie field. For the comparable 2007 period, the cash flows used in investing activities were for the drilling of Ozona Northeast wells, the acquisition of the Northern New Mexico leasehold, the drilling of Boomerang test wells and the drilling of Cinco Terry wells.
Future capital expenditures for 2008
Our board of directors recently approved an increase in our capital budget for 2008, from $64.3 million to $80.0 million. The increase in the capital expenditure budget was in response to several factors. First, we are operating in a favorable price environment for natural gas, oil and NGLs. Also, we recently expanded our acreage position in Cinco Terry and are encouraged by the success we have seen in Cinco Terry to date. Further, we are reprocessing 3-D seismic shot over Ozona Northeast, which should allow us to identify Canyon sand channels more effectively.
The following table summarizes our current estimated 2008 capital expenditures. We will be required to meet our capital needs from our internally generated cash flow, borrowings under our revolving credit facility, debt financings and equity financings. The estimated capital expenditures are subject to change depending upon a number of factors, including the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and gas and the availability of drilling rigs and crews, our financial results and the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.

Estimated
year ended
December 31,
(in thousands)	2008
Capital expenditures:
Ozona Northeast	$37,500
Cinco Terry	20,200
North Bald Prairie	14,400
British Columbia	3,000
El Vado East	—
Boomerang	1,800
Lease acquisition, geological, geophysical and other	3,100

Total capital expenditures	$80,000

Financing activities
We borrowed $13.8 million and $22.6 million under our revolving credit facility during three months ended March 31, 2008 and 2007, respectively. We repaid $6.5 million and $18.1 million of the amounts borrowed under the credit facility during the three months ended March 31, 2008 and 2007, respectively.
Our goal is to actively manage our borrowings to help us maintain the flexibility to expand and invest, and to avoid the problems associated with highly leveraged companies of large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flow from operations and borrowings under our revolving credit facility will finance substantially all of our anticipated drilling, exploration and capital needs through 2008. We will also use our revolving credit facility for possible acquisitions, temporary working capital needs and any additional expansion of our drilling program through 2008. We also may determine to access the public equity or debt market for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms.
Credit facility
We have a $200.0 million revolving loan agreement (“Loan Agreement”) with a borrowing base initially set at $75.0 million and which is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. In May 2008, the lenders increased the borrowing base to $100.0 million. The maturity date under the Loan Agreement is July 2010. The borrowings bear interest based on the bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base. We had outstanding borrowings of $7.3 million at March 31, 2008. There were no outstanding borrowings at December 31, 2007. The interest rate applicable to our outstanding borrowings was approximately 5.3% and 6.6% as of March 31, 2008 and December 31, 2007, respectively. We were in compliance with the covenants at March 31, 2008.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at March 31, 2008, which reduce amounts available for borrowing under the Loan Agreement.
Contractual obligations
There have been no material changes to our contractual obligations during the three months ended March 31, 2008, other than the increase in outstanding borrowings under the Loan Agreement to $7.3 million at March 31, 2008, discussed above under “Credit facility.”
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
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
Commodity price risk
We enter into financial swaps and collars to hedge future oil and gas production to mitigate portions of the risk of market price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognizes changes in such fair values as income (expense) on our consolidated statements of operations as they occur.
As of March 31, 2008, we had the following commodity derivative positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	182,000	1,640,000	$7.50	$11.45
Costless collars 2008 (3rd quarter)	100,000	300,000	$7.00	$9.10
Costless collars 2008 (2nd – 4th quarter)	200,000	1,800,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
2nd quarter 2008	100,000	300,000			$8.10
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	182,000	1,640,000			(0.69)
Fixed price swaps 2008 (2nd – 4th quarter)	100,000	900,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)
At March 31, 2008, the fair value of our open derivative contracts was a liability of $4.0 million. At December 31, 2007, the fair value of our open derivative contracts was an asset $868,000.
We have reviewed the financial strength of our commodity derivative counterparty and believe our credit risk to be minimal. Our commodity derivative counterparty is a participant in our credit facility and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.
Item 4T. Controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2008 to be filed in the first quarter of 2009. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II — OTHER INFORMATION
Item 1. Legal proceedings.
We are involved in various legal and regulatory proceedings arising in the normal course of business. We do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.
Item 1A. Risk factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered sales of equity securities and use of proceeds.
None.
Item 3. Defaults upon senior securities.
None.
Item 4. Submission of matters to a vote of security holders.
None.
Item 5. Other information.
None.
Item 6. Exhibits.
See “Index to Exhibits” following the signature page of this report for a description of the exhibits filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.
By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer

Date: May 8, 2008

Index to Exhibits

Exhibit
Number		Exhibit
3.1	—	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).

3.2	—	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.1	—	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.2	—	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.3	—	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.4	—	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.5	—	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.6	—	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.7	—	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.8	—	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit
10.9	—	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.10	—	Form of Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.11	—	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).

10.12	—	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.13	—	Agreement Regarding Gas Purchase Contract dated May 26, 2006 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.14	—	Carry and Earning Agreement dated July 13, 2007 by and between EnCana Oil & Gas (USA) (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.15	—	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.16	—	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.17	—	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.18	—	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit
10.19	—	$200,000,000 Revolving Credit Agreement dated as of January 18, 2008 among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2008 and incorporated herein by reference).

10.20	—	Amendment dated February 19, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.