Form 10-Q
period 2008-06-30
Approach Resources Inc
filed 2008-08-06
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33801

APPROACH RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0424817
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

One Ridgmar Centre 6500 W. Freeway, Suite 800 Fort Worth, Texas (Address of principal executive offices)	76116 (Zip Code)
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2008 was 20,651,591.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$140	$4,785
Accounts receivable:
Joint interest owners	9,683	5,272
Oil and gas sales	12,566	5,524
Unrealized gain on commodity derivatives	—	793
Prepaid expenses and other current assets	2,416	773

Total current assets	24,805	17,147
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	301,798	266,905
Furniture, fixtures and equipment	794	433

	302,592	267,338
Less accumulated depletion, depreciation and amortization	(48,079)	(36,860)

Net properties and equipment	254,513	230,478
INVESTMENT	917	917
UNREALIZED GAIN ON COMMODITY DERIVATIVES	—	75
OTHER ASSETS	3	109

Total assets	$280,238	$248,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,395	$5,459
Oil and gas sales payable	6,983	1,794
Accrued liabilities	12,170	14,764
Unrealized loss on commodity derivatives	10,266	—

Total current liabilities	35,814	22,017
NON-CURRENT LIABILITIES:
Long-term debt	7,553	—
Unrealized loss on commodity derivatives	3,417	—
Deferred income taxes	28,775	26,342
Asset retirement obligations	638	548

Total liabilities	76,197	48,907
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,675,831 and 20,622,746 shares issued and 20,651,591 and 20,622,746 shares outstanding, respectively	207	206
Additional paid-in capital	166,733	166,141
Retained earnings	37,057	33,367
Accumulated other comprehensive income	44	105

Total stockholders’ equity	204,041	199,819

Total liabilities and stockholders’ equity	$280,238	$248,726

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Oil and gas sales	$24,144	$9,690	$43,162	$19,082
EXPENSES:
Lease operating	1,856	1,043	3,253	2,023
Severance and production taxes	1,170	373	1,923	748
Exploration	987	10	1,478	633
General and administrative	1,817	1,218	3,763	2,730
Depletion, depreciation and amortization	6,025	3,017	11,241	6,108

Total expenses	11,855	5,661	21,658	12,242

OPERATING INCOME	12,289	4,029	21,504	6,840
OTHER:
Interest expense, net	(343)	(998)	(491)	(1,954)
Realized (loss) gain on commodity derivatives	(542)	88	(481)	2,243
Unrealized (loss) gain on commodity derivatives	(9,672)	1,724	(14,551)	(2,902)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,732	4,843	5,981	4,227
PROVISION FOR INCOME TAXES	804	1,853	2,291	1,818

NET INCOME	$928	$2,990	$3,690	$2,409

EARNINGS PER SHARE:
Basic	$0.04	$0.32	$0.18	$0.25

Diluted	$0.04	$0.29	$0.18	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,646,519	9,481,662	20,634,633	9,491,472
Diluted	20,913,832	10,261,753	20,921,994	9,866,066
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,690	$2,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	11,241	6,108
Unrealized loss on commodity derivatives	14,551	2,902
Exploration expense	1,478	633
Share-based compensation expense	496	88
Deferred income taxes	2,057	1,060
Changes in operating assets and liabilities:
Accounts receivable	(11,586)	991
Prepaid expenses and other assets	(1,537)	(607)
Accounts payable	936	(707)
Oil and gas sales payable	5,189	491
Accrued liabilities	(2,594)	(508)

Cash provided by operating activities	23,921	12,860
INVESTING ACTIVITIES:
Additions to oil and gas properties	(35,819)	(17,360)
Investments	—	(917)
Additions to other property and equipment, net	(361)	(9)

Cash used in investing activities	(36,180)	(18,286)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	97	—
Loan origination fees	—	(143)
Borrowings under credit facility	38,503	39,419
Repayment of amounts outstanding under credit facility	(30,950)	(40,269)
Proceeds from issuance of convertible debt	—	20,000

Cash provided by financing activities	7,650	19,007

CHANGE IN CASH AND CASH EQUIVALENTS	(4,609)	13,581
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(36)	—
CASH AND CASH EQUIVALENTS, beginning of period	4,785	4,911

CASH AND CASH EQUIVALENTS, end of period	$140	$18,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$124	$1,869

Cash paid for income taxes	$41	$1,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Adjustment to Neo Canyon acquisition purchase price allocation	$509	$—

Retirement of loans to stockholders in exchange for shares of common stock	$—	$4,184

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
Comprehensive income
For the three and six months ended June 30, 2007, there were no elements of comprehensive income other than net income. Following is a summary of our comprehensive income for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net income	$928	$3,690
Other comprehensive income:
Foreign currency translation adjustments	(91)	(61)

Comprehensive income	$837	$3,629

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
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

	Three Months Ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$928	20,646,519	$0.04
Effect of dilutive securities:
Share-based compensation, treasury method	—	267,313

Net income plus assumed conversions	$928	20,913,832	$0.04

	Three Months Ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount

Basic loss per share:
Net income	$2,990	9,481,662	$0.32
Effect of dilutive securities:
Share-based compensation, treasury method		339,960
Convertible debt, if-converted method(1)	23	440,131

Net income plus assumed conversions	$3,013	10,261,753	$0.29

	Six Months Ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$3,690	20,634,633	$0.18
Effect of dilutive securities:
Share-based compensation, treasury method	—	287,361

Net income plus assumed conversions	$3,690	20,921,994	$0.18

	Six Months Ended June 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount

Basic loss per share:
Net income	$2,409	9,491,472	$0.25
Effect of dilutive securities:
Share-based compensation, treasury method	—	313,558
Convertible debt, if-converted method(1)	13	61,036

Net income plus assumed conversions	$2,422	9,866,066	$0.25

(1)	Upon the consummation of our initial public offering in November 2007, the convertible debt was converted into shares of common stock.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
2. Contribution Agreement
On November 14, 2007, the Company acquired all of the outstanding capital stock of Approach Oil & Gas Inc. (“AOG”) and acquired the 30% working interest in the Ozona Northeast field (the “Neo Canyon interest”) that the Company did not already own from Neo Canyon Exploration, L.P. (“Neo Canyon”). Upon the closing of the contribution agreement, Neo Canyon and each of the stockholders of AOG received shares of Company common stock in exchange for their respective contributions. Neo Canyon received an aggregate of 4,239,243 shares of Company common stock, of which 2,061,290 shares were offered in the Company’s initial public offering (“IPO”), 156,805 shares were subject to the over-allotment option granted to the underwriters and 2,021,148 shares were redeemed by the Company for cash. The stockholders of AOG received an aggregate of 989,157 shares of Company common stock.
The acquisition cost of the Neo Canyon interest was $60.7 million, representing 4,239,243 shares of Company common stock at $12.00 per share, our IPO price, and the assumption of related deferred income tax liabilities and asset retirement obligations at that date along with post-closing purchase price adjustments resulting from operating results of the properties acquired between the effective date and the closing date of the acquisition. The existing tax basis assumed from the acquisition was finalized during the six months ended June 30, 2008. The adjustment made during the three months ended June 30, 2008 resulted in a $376,000 increase in deferred tax liabilities, $133,000 in additional post-closing purchase price adjustments and an increase in oil and gas properties of $509,000. The following is a summary of the final purchase price and its allocation (in thousands):

Purchase price:
Issuance of 4,239,243 shares of Approach Resources Inc. common stock valued at $12.00 per share	$50,871
Deferred tax liabilities assumed	9,465
Asset retirement obligations assumed	133
Post-closing purchase price adjustments	265

Total	$60,734

Allocation:
Wells and equipment and related facilities	$59,936
Mineral interests in oil and gas properties	798

Total	$60,734

3. Line of credit
In January 2008 we entered into a new, $200.0 million revolving loan agreement (“Loan Agreement”) with the Company as borrower, AOG, Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP as guarantors, and The Frost National Bank and JPMorgan Chase Bank, NA, as lenders (collectively, the “Lender”). The borrowing base under the Loan Agreement was initially set at $75.0 million and will be redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the Lender can each request one additional borrowing base redetermination each calendar year. In May 2008, the Lender increased the borrowing base to $100.0 million. The maturity date under the Loan Agreement is July 2010. The borrowings bear interest based on the bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base (5.0 % at June 30, 2008), at our election. We had outstanding borrowings of $7.6 million at June 30, 2008. There were no outstanding borrowings at December 31, 2007. Principal

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
payments are not required until the final maturity date of the Loan Agreement, at which time any outstanding loan balances shall be due and payable in full. In addition, the Loan Agreement requires payment of a quarterly fee equal to three eighths of one percent (0.375%) of the unused portion of the borrowing base. The borrowings are collateralized by substantially all of our oil and gas properties. The Loan Agreement contains various covenants, the most restrictive of which requires us to maintain a modified current ratio of at least one. The modified current ratio represents the quotient of our current assets, less any unrealized gains on commodity derivatives plus amounts available under the Loan Agreement divided by our current liabilities less unrealized losses on commodity derivatives. We were in compliance with the covenants at June 30, 2008.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at June 30, 2008, which reduce amounts available for borrowing under the Loan Agreement.
4. Income taxes
The effective income tax rate for the three and six months ended June 30, 2008 was 46.4% and 38.3%, respectively. The increase in the tax effective rate for the three months ended June 30, 2008 is due to an increase in share-based compensation expense, which is not deductible for tax purposes. Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the three and six months ended June 30, 2007 due primarily to adjustments to the valuation allowance applied to net operating loss carryforwards of AOG. At December 31, 2006, AOG provided a valuation allowance related to its deferred tax assets resulting primarily from net operating loss carryforwards, based upon our inability to assess the amount to be realized until our acquisition of all outstanding AOG capital stock in November 2007.
5. Derivatives
At June 30, 2008, we had the following commodity derivative positions outstanding:

Period	Volume (MMBtu)		$/MMBtu
	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	178,000	1,070,000	$7.50	$11.45
Costless collars 2008 (3rd quarter)	100,000	300,000	$7.00	$9.10
Costless collars 2008 (3rd - 4th quarter)	200,000	1,200,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	178,000	1,070,000			(0.69)
Fixed price swaps 2008 (3rd - 4th quarter)	100,000	600,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)

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

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
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
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2008, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2008, our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2008, we had no Level 3 measurements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
6. Share-based compensation
The following is a summary of stock option activity during the six months ended June 30, 2008:

Shares
subject to
stock
options
Outstanding at January 1, 2008	479,991
Granted	74,345
Exercised	(28,845)
Canceled	(34,050)

Outstanding at June 30, 2008	491,441

On June 2, 2008, we granted 24,240 restricted shares of our common stock. The total fair market value of these restricted shares on the grant date was $569,000 to be expensed over a service period of three years.
7. Subsequent event
Ozona Northeast deep rights acquisition
On July 1, 2008, we acquired an additional 95% working interest in all depths below the top of the Strawn formation, compression facilities and rights to approximately 75 miles of gathering lines in our Ozona Northeast field in Crockett and Schleicher Counties, Texas. The properties were acquired from J. Cleo Thompson & James Cleo Thompson, Jr., L.P. and certain other sellers. Before the acquisition, we owned a 100% working interest above the top of the Strawn formation and a 5% working interest below the top of the Strawn formation in Ozona Northeast. As a result of the acquisition, we now own substantially all working interests in all depths of the subsurface in Ozona Northeast.
The purchase price was $12.0 million subject to post-closing adjustments. Our preliminary purchase price allocation was $9.5 million to oil and gas properties and $2.5 million to gathering system, compression facilities and related equipment. Funding was provided through borrowings under our $100.0 million revolving credit facility.

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

Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties onshore in the United States and British Columbia. We focus on natural gas and oil reserves in tight sands and shale and have assembled leasehold interests aggregating approximately 278,556 gross (193,237 net) acres.
We currently operate or have interests in the following areas:
     West Texas
•	Ozona Northeast (Wolfcamp, Canyon Sands, Strawn and Ellenburger)

•	Cinco Terry (Wolfcamp, Canyon Sands and Ellenburger)
     East Texas
•	North Bald Prairie (Cotton Valley Sands, Bossier and Cotton Valley Lime)
     Northeast British Columbia
•	Montney tight gas and Doig Shale
     Northern New Mexico
•	El Vado East (Mancos Shale)
     Southwest Kentucky
•	Boomerang (New Albany Shale)
At December 31, 2007, we had estimated proved reserves of approximately 180.4 billion cubic feet of natural gas equivalent. At June 30, 2008, we owned working interests in 330 producing oil and gas wells and were producing 22.4 million cubic feet of natural gas equivalent per day (“MMcfe/d”) (based on production for the second quarter of 2008). Our average daily net production for the month of July 2008 was 24.3 MMcfe/d.
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
Higher oil and gas prices generally increase the demand for drilling rigs and equipment, operating personnel and field supplies and services and can cause increases in the costs of those goods and services. While we have benefitted from higher commodity prices, we also have experienced an increase in operating and capital costs in the first six months of 2008 that have partially offset these higher commodity prices. We expect that our operating costs, specifically our lease operating, general and administrative and depletion, depreciation and amortization expenses will, for the foreseeable future, be higher than those historically experienced. We endeavor to increase oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.
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
We also face the challenge of financing future acquisitions. After completion of the initial public offering of our common stock, we repaid all amounts outstanding on our revolving credit facility. At June 30, 2008, we had $7.6 million outstanding under our revolving credit facility. At July 31, 2008, we had $21.0 outstanding under our revolving credit facility, which we used to fund the acquisition of deep rights in Ozona Northeast discussed below. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and further expansion of our drilling program. Funding for future acquisitions also may require additional sources of financing, which may not be available.
Recent developments
Ozona Northeast deep rights acquisition
On July 1, 2008, we acquired an additional 95% working interest in all depths below the top of the Strawn formation, compression facilities and rights to approximately 75 miles of gathering lines in our Ozona Northeast field in Crockett and Schleicher Counties, Texas. The properties were acquired from J. Cleo Thompson & James Cleo Thompson, Jr., L.P. and certain other sellers. Before the acquisition, we owned a 100% working interest above the top of the Strawn formation and a 5% working interest below the top of the Strawn formation in Ozona Northeast. As a result of the acquisition, we now own substantially all working interests in all depths of the subsurface in Ozona Northeast.
The purchase price was $12.0 million subject to post-closing adjustments. Our preliminary purchase price allocation was $9.5 million to oil and gas properties and $2.5 million to gathering system, compression facilities and related equipment. Funding was provided through borrowings under our $100.0 million revolving credit facility.
British Columbia asset divestiture
On July 15, 2008, we announced that the operator and non-operating participants in the our British Columbia lease acquisition and drilling project engaged a financial advisor to explore the sale of the project’s oil and gas interests in northeast British Columbia. The financial advisor has solicited bids for the purchase of these assets. Initial bids are due mid-August 2008. The project covers 29,954 (gross) and 28,309 (net) acres in the Monias/Charlie Lake areas. The project primarily targets Montney tight gas and Doig phosphate shale formations. We hold a 25% non-operating interest in the project.
Northern New Mexico update
On July 21, 2008, the Governor of New Mexico directed the New Mexico Oil Conservation Division and Oil Conservation Commission to propose new rules and initiate formal rulemaking for oil and gas operations in Eastern Rio Arriba County, including our leasehold in El Vado East. In light of the Governor’s directive, we withdrew our litigation that was pending in federal district court for the District of New Mexico against Rio Arriba County. Our withdrawal of the pending litigation does not affect our ability to reinstitute proceedings against Rio Arriba County at a later date.
Results of operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues (in thousands):
Gas	$18,572	$8,662	$33,444	$16,916
Oil	4,165	975	7,250	2,065
NGLs	1,407	53	2,468	101

Total oil and gas sales	24,144	9,690	43,162	19,082

Realized (loss) gain on commodity derivatives	(542)	88	(481)	2,243

Total oil and gas sales including derivative impact	$23,602	$9,778	$42,681	$21,325

Production:
Gas (MMcf)	1,674	1,145	3,339	2,376
Oil (MBbls)	34	16	66	36
NGLs (MBbls)	26	1	47	3

Total (MMcfe)	2,036	1,251	4,016	2,608

Average prices:
Gas (per Mcf)	$11.10	$7.57	$10.02	$7.12
Oil (per Bbl)	121.29	59.76	110.10	57.83
NGLs per (Bbl)	53.93	36.92	52.61	33.39

Total (per Mcfe)	$11.86	$7.74	$10.75	$7.32

Realized (loss) gain on commodity derivatives (per Mcfe)	(0.27)	0.07	(0.12)	0.86

Total per Mcfe including derivative impact	$11.59	$7.81	$10.63	$8.18

Costs and expenses (per Mcfe):
Lease operating expenses	$0.91	$0.83	$0.81	$0.78
Severance and production taxes	0.57	0.30	0.48	0.29
Exploration	0.48	0.01	0.37	0.24
General and administrative	0.89	0.97	0.94	1.05
Depletion, depreciation and amortization	2.93	2.41	2.78	2.34
Equivalent amounts throughout this report are determined by using a ratio of six thousand cubic feet (“Mcf”) of gas to one barrel (“Bbl”) of oil, condensate or natural gas liquids (“NGLs”).
Three months ended June 30, 2008 compared to three months ended June 30, 2007
Oil and gas sales. Oil and gas sales increased $14.5 million, or 149.2%, for the three months ended June 30, 2008 to $24.1 million from $9.7 million for the three months ended June 30, 2007. The increase in oil and gas sales principally resulted from our increased ownership in the Ozona Northeast field as a result of our acquisition of the 30% working interest in Ozona Northeast (the “Neo Canyon interest”) that we did not already own from Neo Canyon Exploration, L.P. in the fourth quarter of 2007 and increased revenues from our Cinco Terry and North Bald Prairie fields. We now own a 100% working interest in Ozona

Northeast. Of the 2,036 million cubic feet of natural gas equivalent (“MMcfe”) production reported for the 2008 period, 434 MMcfe was attributable to the interest acquired from Neo Canyon. The increase in oil and gas sales also resulted from continued development of our Cinco Terry and North Bald Prairie fields. Cinco Terry production rose by 422 MMcfe compared to the prior year period. Production from North Bald Prairie accounted for 104 MMcfe for the current three-month period. Further, the average price per thousand cubic feet of natural gas equivalent (“Mcfe”) we received for our production increased from $7.74 to $11.86 per Mcfe as oil and gas prices rose sharply between the two periods. Of the $14.5 million increase in revenues, $9.4 million was attributable to growth in volumes with the remaining $5.1 million due to oil and gas price increases. Natural gas sales represented 76.9% of the total oil and gas sales for the three months ended June 30, 2008, compared to 89.4% for the prior year period, as our Cinco Terry field has a larger component of oil and natural gas liquids in its production.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a loss of $542,000 and a gain of $88,000 for the three months ended June 30, 2008 and 2007, respectively. Realized gains or losses are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing for the respective time periods. The unrealized gains or losses on commodity derivatives were a loss of $9.7 million and gain of $1.7 million for the three months ended June 30, 2008 and 2007, respectively. Both of these variances are the result of the sharp increase (for the 2008 period) or decrease (for the prior year period) in underlying gas commodity prices. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”
Lease operating. Our lease operating expenses increased $813,000, or 77.9%, for the three months ended June 30, 2008 to $1.9 million ($0.91 per Mcfe) from $1.0 million ($0.83 per Mcfe) for the three months ended June 30, 2007. The primary factors in the increase in lease operating expense were the acquisition of the Neo Canyon interest and the increase in the number of wells from our ongoing development of our three producing fields. On a per Mcfe basis, the increase in lease operating expenses was primarily due to increased compression and treating costs in our Cinco Terry and North Bald Prairie projects as well as an increase in general maintenance costs in the Ozona Northeast field. We anticipate that the lease operating expenses per Mcfe for Cinco Terry and North Bald Prairie will decrease over time as production from those fields increases.
Severance and production taxes. Our production taxes increased $797,000, or 213.7%, for the three months ended June 30, 2008 to $1.2 million from $373,000 for the three months ended June 30, 2007. The increase in production taxes was a function of the increase in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 5.0% and 3.8% of oil and gas sales for the respective periods. The increase in the severance and production taxes as a percentage of oil and gas sales is due to the increase in NGL sales in Cinco Terry, which are taxed at a higher rate.
Exploration. We recorded $987,000 of exploration expense for the three months ended June 30, 2008, compared to $10,000 for the three months ended June 30, 2007. Exploration expense in the 2008 period resulted primarily from the extension of lease terms in our Ozona Northeast field. We incur these costs to maintain our leasehold positions and accordingly, we expense them as incurred.
General and administrative. Our general and administrative expenses increased $599,000, or 49.2%, to $1.8 million ($0.89 per Mcfe) for the three months ended June 30, 2008 from $1.2 million ($0.97 per

Mcfe) for the three months ended June 30, 2007. The increase in general and administrative expense was principally due to increased staffing, salaries, professional fees, share-based compensation, insurance and travel costs in the 2008 period over the 2007 period.
Depletion, depreciation and amortization (DD&A). Our DD&A expense increased $3.0 million, or 99.7%, to $6.0 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007. Our DD&A expense per Mcfe increased by $0.52, or 21.6%, to $2.93 per Mcfe for the three months ended June 30, 2008, compared to $2.41 per Mcfe for the three months ended June 30, 2007. The increase in DD&A was primarily attributable to increased production and higher capital costs in the 2008 period. The higher DD&A expense per Mcfe was primarily attributable to higher capital costs in North Bald Prairie and reserve revisions in Ozona Northeast at December 31, 2007. In North Bald Prairie, we paid capital costs attributable to the 50% working interest owned by our working interest partner pursuant to our farm-in agreement on the first five wells drilled.
Interest expense, net. Our interest expense decreased $655,000, or 65.6%, to $343,000 for the three months ended June 30, 2008 from $998,000 for the three months ended June 30, 2007. This decrease was substantially the result of our lower debt level in the 2008 period as well as lower interest rates during the 2008 period. We had borrowings outstanding under our revolving credit facility amounting to $7.6 million at June 30, 2008 compared to $46.8 million at June 30, 2007.
Income taxes. Our provision for income taxes decreased to $0.8 million for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007. The decrease in income tax expense was due to the decrease in our income before income taxes. Our effective income tax rate for the three months ended June 30, 2008 was 46.4%, compared with 38.3% for the three months ended June 30, 2007. The higher effective tax rate for the 2008 period is a result of higher share-based compensation expense, which is not deductible for tax purposes.
Six months ended June 30, 2008 compared to six months ended June 30, 2007
Oil and gas sales. Oil and gas sales increased $24.1 million, or 126.2%, for the six months ended June 30, 2008 to $43.2 million from $19.1 million for the six months ended June 30, 2007. The increase in oil and gas sales principally resulted from our increased ownership in the Ozona Northeast field as a result of our acquisition of the Neo Canyon interest in the fourth quarter of 2007 and increased revenue from our Cinco Terry and North Bald Prairie fields. We now own a 100% working interest in Ozona Northeast. Of the 4,016 MMcfe production reported for the 2008 period, 893 MMcfe was attributable to the interest acquired from Neo Canyon. The increase in oil and gas sales also resulted from continued development of our Cinco Terry and North Bald Prairie fields. Cinco Terry production rose by 705 MMcfe compared to the prior year period. Production from North Bald Prairie accounted for 213 MMcfe in production for the current six month period. Further, the average price per Mcfe we received for our production increased from $7.32 to $10.75 per Mcfe as oil and gas prices rose sharply between the two periods. Of the $24.1 million increase in revenues, $15.3 million was attributable to growth in volumes with the remaining $8.8 million due to oil and gas price increases. Natural gas sales represented 77.5% of the total oil and gas sales for the six months ended June 30, 2008, compared to 88.7% for the prior year period, as our Cinco Terry field has a larger component of oil and NGLs in its production.
Commodity derivative activities. Realized losses and gains from our commodity derivative activity decreased our earnings by $481,000 and increased our earnings by $2.2 million for the six months ended June 30, 2008 and 2007, respectively. Realized gains and losses are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing for the respective time periods. The unrealized losses on commodity derivatives were $14.6 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively. Both of these losses were the result of the sharp increase in underlying gas commodity prices. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”
Lease operating. Our lease operating expenses increased $1.2 million, or 60.8%, for the six months ended June 30, 2008 to $3.3 million ($0.81 per Mcfe) from $2.0 million ($0.78 per Mcfe) for the six months ended June 30, 2007. The primary factors in the increase in lease operating expense were the acquisition of the Neo Canyon interest and the increase in the number of wells from our ongoing development of our three producing fields. On a per Mcfe basis, the increase in lease operating expenses was primarily due to increased compression and treating costs in our Cinco Terry and North Bald Prairie projects as well as an increase in general maintenance costs in the Ozona Northeast field. We expect that the lease operating expenses per Mcfe for Cinco Terry and North Bald Prairie will decrease over time as production from those fields increases.
Severance and production taxes. Our production taxes increased $1.2 million, or 156.9%, for the six months ended June 30, 2008 to $1.9 million from $748,000 for the six months ended June 30, 2007. The increase in production taxes was a function of the increase in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 4.4% and 3.9% of oil and gas sales for the respective periods. The increase in the severance and production taxes as a percentage of oil and gas sales is due to the increase in NGL sales in Cinco Terry, which are taxed at a higher rate.
Exploration. We recorded $1.5 million of exploration expense for the six months ended June 30, 2008, compared to $633,000 for the six months ended June 30, 2007. Exploration expense for the 2008 period resulted from one dry hole drilled in Ozona Northeast and $965,000 of lease extensions in Ozona Northeast. We incur these costs to maintain our leasehold positions and accordingly, we expense them as incurred. Exploration expense for the 2007 period resulted from the drilling of a dry hole test well in our Boomerang project.
General and administrative. Our general and administrative expenses increased $1.0 million, or 37.8%, to $3.8 million (0.94 per Mcfe) for the six months ended June 30, 2008 from $2.7 million ($1.05 per Mcfe) for the six months ended June 30, 2007. The increase in general and administrative expense was principally due to increased staffing, salaries, professional fees, share-based compensation, insurance and travel costs in the 2008 period over the 2007 period. The 2008 period increase was partially offset by bonus payments made in the 2007 period to cover tax liabilities incurred by management in connection with the exchange of shares of common stock to repay management notes before our initial public offering and a dispute resolution payment to a former officer.
Depletion, depreciation and amortization (DD&A). Our DD&A expense increased $5.1 million, or 84.0%, to $11.2 million for the six months ended June 30, 2008 from $6.1 million for the six months ended June 30, 2007. Our DD&A expense per Mcfe increased by $0.44, or 18.8%, to $2.78 per Mcfe for the six months ended June 30, 2008, compared to $2.34 per Mcfe for the six months ended June 30, 2007. The increase in DD&A was primarily attributable to increased production and higher capital costs. The higher DD&A expense per Mcfe was primarily attributable to higher capital costs incurred in North Bald Prairie and reserve revisions in Ozona Northeast at December 31, 2007. In North Bald Prairie, we paid capital costs attributable to the 50% working interest owned by our working interest partner pursuant to our farm-in agreement on the first five wells drilled.

Interest expense, net. Our interest expense decreased $1.5 million, or 74.9%, to $491,000 for the six months ended June 30, 2008 from $2.0 million for the six months ended June 30, 2007. This decrease was substantially the result of our lower debt level in the 2008 period as well as lower interest rates during the 2008 period. We had borrowings outstanding under our revolving credit facility amounting to $7.6 million at June 30, 2008, compared to $46.8 million at June 30, 2007.
Income taxes. Our provision for income taxes increased to $2.3 million for the six months ended June 30, 2008, from $1.8 for the six months ended June 30, 2007. The increase in income tax expense was due to the increase in our income before income taxes. Our effective income tax rate for the six months ended June 30, 2008 was 38.3%, compared with 43.0% for the six months ended June 30, 2007. The higher effective income tax rate for the 2007 period was primarily a result of changes in the valuation allowance provided against net operating loss carryovers (“NOLs”) for Approach Oil & Gas Inc. (“AOG”). We were not able to recognize a tax benefit for the NOLs until after the combination of AOG and the Company in November 2007. At such time, we determined that we would be able to realize the AOG NOLs.
Liquidity and capital resources
We rely on cash generated from operations, borrowings under our revolving credit facility and future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.
Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are affected by seasonal influences of weather, national and international economic and political environments and, increasingly, from heightened demand for hydrocarbons from emerging nations, particularly China and India. Our working capital is significantly influenced by changes in commodity prices and significant declines in prices could cause a decrease in our exploration and development expenditures and production volumes. Cash flows from operations are primarily used to fund exploration and development of our mineral interests.
The following table summarizes our sources and uses of funds for the periods noted:

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Cash flows provided by operating activities	$23,921	$12,860
Cash flows used in investing activities	(36,180)	(18,286)
Cash flows provided by financing activities	7,650	19,007
Effect of Canadian exchange rate	(36)	—

Net (decrease) increase in cash and cash equivalents	$(4,645)	$13,581

Operating activities
For the six months ended June 30, 2008, our cash flow from operations, borrowings under our credit facility and available cash were used for drilling activities. The $23.9 million in cash flow generated in the 2008 period increased $11.1 million from the same period in 2007 due primarily to an increase in oil and gas sales. Partially offsetting the increase in oil and gas sales was a $9.3 million reduction in working capital in the 2008 period as compared to the 2007 period.
Investing activities
The cash flows used in investing activities in the 2008 period were for the continued development of Ozona Northeast, Cinco Terry and North Bald Prairie. For the comparable 2007 period, the cash flows used in investing activities were for the drilling of Ozona Northeast wells, the acquisition of the Northern New Mexico leasehold, the drilling of Boomerang test wells and the drilling of Cinco Terry wells.
Future capital expenditures for 2008
Our board of directors approved an $80.0 million capital budget for 2008 in May of 2008. The following table summarizes our current estimated 2008 capital expenditures. The $80.0 million capital budget approved in May 2008 does not include the $12.0 million purchase of the deep rights in Ozona Northeast, discussed above in this report under “Recent developments.” We will be required to meet our capital needs from our internally generated cash flow, borrowings under our revolving credit facility, debt financings and equity financings. The estimated capital expenditures are subject to change depending upon a number of factors, including the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and gas and the availability of drilling rigs and crews, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for drilling locations.

Estimated
year ended
December 31,
(in thousands)	2008
Capital expenditures:
Ozona Northeast	$37,500
Cinco Terry	20,200
North Bald Prairie	14,400
British Columbia	3,000
El Vado East	—
Boomerang	1,800
Lease acquisition, geological, geophysical and other	3,100

Total capital expenditures	$80,000

Financing activities
We borrowed $38.5 million and $39.4 million under our revolving credit facility during six months ended June 30, 2008 and 2007, respectively. We repaid $31.0 million and $40.3 million of the amounts borrowed under the revolving credit facility during the six months ended June 30, 2008 and 2007, respectively. Additionally, we borrowed $20.0 million in the 2007 period from the issuance of convertible debt.
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
Credit facility
We have a $200.0 million revolving loan agreement (“Loan Agreement”) with a borrowing base set at $100.0 million and which is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. The maturity date under the Loan Agreement is July 2010. The borrowings bear interest based on the bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base. We had outstanding borrowings of $7.6 million at June 30, 2008. There were no outstanding borrowings at December 31, 2007. The interest rate applicable to our outstanding borrowings was 5.0% and 6.6% as of June 30, 2008 and December 31, 2007, respectively. We were in compliance with the covenants in the Loan Agreement at June 30, 2008.
At July 31, 2008, we had $21.0 million outstanding under our Loan Agreement.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at June 30, 2008, which reduce amounts available for borrowing under the Loan Agreement.
Contractual obligations
There have been no material changes to our contractual obligations during the six months ended June 30, 2008.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
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
Commodity price risk
We enter into financial swaps and collars to hedge future oil and gas production to mitigate portions of the risk of market price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.
As of June 30, 2008, we had the following commodity derivative positions outstanding:

Period	Volume (MMBtu)		$/MMBtu
	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	178,000	1,070,000	$7.50	$11.45
Costless collars 2008 (3rd quarter)	100,000	300,000	$7.00	$9.10
Costless collars 2008 (3rd - 4th quarter)	200,000	1,200,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	178,000	1,070,000			(0.69)
Fixed price swaps 2008 (3rd - 4th quarter)	100,000	600,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)

At June 30, 2008, the fair value of our open derivative contracts was a liability of $13.7 million. At December 31, 2007, the fair value of our open derivative contracts was an asset $868,000.
We have reviewed the financial strength of our commodity derivative counterparty and believe our credit risk to be minimal. Our commodity derivative counterparty is a participant in our credit facility and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.
Item 4T. Controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No changes to our internal control over financial reporting occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2008 to be filed in the first quarter of 2009. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

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
On June 3, 2008, we held our annual meeting of stockholders to elect two Class I directors to our Board of Directors and to ratify the appointment of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. At the meeting, Sheldon B. Lubar and Christopher J. Whyte were re-elected as directors.
The following is a summary of the votes cast at the annual meeting:

Results of Voting	Votes For	Withheld
1. Election of Directors
Sheldon B. Lubar	19,393,521	44,210
Christopher J. Whyte	19,432,051	5,680

				Broker
	Voted For	Against	Abstentions	Non-Votes
2. Appointment of Hein & Associates LLP	19,435,191	1,940	600	—

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
J. Ross Craft
President and Chief Executive Officer

Date: August 6, 2008

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