Form 10-Q
period 2008-09-30
Approach Resources Inc
filed 2008-11-06
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐     No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2008 was 20,651,591.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,626	$4,785
Accounts receivable:
Joint interest owners	9,814	5,272
Oil and gas sales	9,852	5,524
Unrealized gain on commodity derivatives	4,537	793
Prepaid expenses and other current assets	254	432

Total current assets	26,083	16,806
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	338,743	267,246
Furniture, fixtures and equipment	890	433

	339,633	267,679
Less accumulated depletion, depreciation and amortization	(53,082)	(36,860)

Net properties and equipment	286,551	230,819
INVESTMENT	917	917
UNREALIZED GAIN ON COMMODITY DERIVATIVES	391	75
OTHER ASSETS	1	109

Total assets	$313,943	$248,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,341	$5,459
Oil and gas sales payable	8,365	1,794
Accrued liabilities	15,716	14,764

Total current liabilities	28,422	22,017
NON-CURRENT LIABILITIES:
Long-term debt	23,528	—
Deferred income taxes	36,917	26,342
Asset retirement obligations	695	548

Total liabilities	89,562	48,907
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,683,605 and 20,622,746 shares issued and 20,651,591 and 20,622,746 shares outstanding, respectively	207	206
Additional paid-in capital	167,037	166,141
Retained earnings	56,905	33,367
Accumulated other comprehensive income	232	105

Total stockholders’ equity	224,381	199,819

Total liabilities and stockholders’ equity	$313,943	$248,726

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Oil and gas sales	$22,015	$8,293	$65,177	$27,374
EXPENSES:
Lease operating	1,842	760	5,095	2,783
Severance and production taxes	968	400	2,891	1,148
Exploration	—	—	1,478	633
General and administrative	1,923	1,375	5,686	4,105
Depletion, depreciation and amortization	5,016	3,109	16,257	9,217

Total expenses	9,749	5,644	31,407	17,886

OPERATING INCOME	12,266	2,649	33,770	9,488
OTHER:
Interest expense, net	(423)	(1,108)	(914)	(3,062)
Realized (loss) gain on commodity derivatives	(195)	1,079	(676)	3,323
Unrealized gain (loss) on commodity derivatives	18,611	785	4,060	(2,117)

INCOME BEFORE PROVISION FOR INCOME TAXES	30,259	3,405	36,240	7,632
PROVISION FOR INCOME TAXES	10,411	1,312	12,702	3,130

NET INCOME	$19,848	$2,093	$23,538	$4,502

EARNINGS PER SHARE:
Basic	$0.96	$0.22	$1.14	$0.47

Diluted	$0.95	$0.20	$1.13	$0.41

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,651,591	9,538,883	20,640,327	9,507,449
Diluted	20,851,848	11,636,944	20,837,166	11,632,889
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$23,538	$4,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	16,257	9,217
Unrealized (gain) loss on commodity derivatives	(4,060)	2,117
Exploration expense	1,478	633
Share-based compensation expense	800	175
Deferred income taxes	11,789	1,867
Changes in operating assets and liabilities:
Accounts receivable	(9,003)	442
Prepaid expenses and other assets	285	(675)
Accounts payable	(1,118)	(122)
Oil and gas sales payable	6,571	(1,532)
Accrued liabilities	(641)	3,670

Cash provided by operating activities	45,896	20,294
INVESTING ACTIVITIES:
Additions to oil and gas properties	(72,213)	(31,469)
Investments	—	(917)
Additions to other property and equipment, net	(457)	(59)

Cash used in investing activities	(72,670)	(32,445)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	97	240
Loan origination fees	—	(143)
Borrowings under credit facility	83,878	53,542
Repayment of amounts outstanding under credit facility	(60,350)	(47,869)
Proceeds from issuance of convertible debt	—	20,000
Deferred offering costs	—	(774)

Cash provided by financing activities	23,625	24,996

CHANGE IN CASH AND CASH EQUIVALENTS	(3,149)	12,845
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(10)	—
CASH AND CASH EQUIVALENTS, beginning of period	4,785	4,911

CASH AND CASH EQUIVALENTS, end of period	$1,626	$17,756

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$527	$3,360

Cash paid for income taxes	$49	$1,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Adjustment to Neo Canyon acquisition purchase price allocation	$509	$—

Retirement of loans to stockholders in exchange for shares of common stock	$—	$4,184

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
Consolidation, basis of presentation and significant estimates
The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 28, 2008.
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
Comprehensive income
For the three and nine months ended September 30, 2007, there were no elements of comprehensive income other than net income. Following is a summary of our comprehensive income for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net income	$19,848	$23,538
Other comprehensive income:
Foreign currency translation adjustments	188	127

Comprehensive income	$20,036	$23,665

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

	Three Months Ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$19,848	20,651,591	$0.96
Effect of dilutive securities:
Stock options, treasury method	—	172,214
Non-vested restricted shares	—	28,043

Net income plus assumed conversions	$19,848	20,851,848	$0.95

	Three Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$2,093	9,538,883	$0.22
Effect of dilutive securities:
Share-based compensation, treasury method	—	208,514
Non-vested restricted shares	—	63,750
Convertible debt, if-converted method(1)	227	1,825,797

Net income plus assumed conversions	$2,320	11,636,944	$0.20

	Nine Months Ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$23,538	20,640,327	$1.14
Effect of dilutive securities:
Stock options, treasury method	—	184,769
Non-vested restricted shares	—	12,070

Net income plus assumed conversions	$23,538	20,837,166	$1.13

	Nine Months Ended September 30, 2007
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$4,502	9,507,449	$0.47
Effect of dilutive securities:
Share-based compensation, treasury method	—	235,893
Non-vested restricted shares	—	63,750
Convertible debt, if-converted method(1)	242	1,825,797

Net income plus assumed conversions	$4,744	11,632,889	$0.41

(1)	Upon the consummation of our initial public offering in November 2007, the convertible debt was converted into shares of common stock.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
2. Ozona Northeast deep rights acquisition
On July 1, 2008, we acquired an additional 95% working interest in all depths below the top of the Strawn formation, compression facilities and rights to approximately 75 miles of gathering lines in our Ozona Northeast field in Crockett and Schleicher Counties, Texas. The properties were acquired from J. Cleo Thompson & James Cleo Thompson, Jr., L.P. and certain other sellers. Before the acquisition, we owned a 100% working interest above the top of the Strawn formation and a 5% working interest below the top of the Strawn formation in Ozona Northeast. As a result of the acquisition, we now own substantially all working interests in all depths of the subsurface in Ozona Northeast.
The purchase price was $12.0 million subject to post-closing adjustments. Of the purchase price, $500,000 is to be paid no later than one year from closing pending certain right-of-way matters being cured. Our preliminary purchase price allocation was $9.5 million to oil and gas properties and $2.0 million to gathering system, compression facilities and related equipment. Funding was provided through borrowings under our $100.0 million revolving credit facility.
3. Contribution Agreement
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
The acquisition cost of the Neo Canyon interest was $60.7 million, representing 4,239,243 shares of Company common stock at $12.00 per share, our IPO price, and the assumption of related deferred income tax liabilities and asset retirement obligations at that date along with post-closing purchase price adjustments resulting from operating results of the properties acquired between the effective date and the closing date of the acquisition. The existing tax basis assumed from the acquisition was finalized during the nine months ended September 30, 2008. The adjustment made during the nine months ended September 30, 2008 resulted in a $376,000 increase in deferred tax liabilities, $133,000 in additional post-closing purchase price adjustments and an increase in oil and gas properties of $509,000. The following is a summary of the final purchase price and its allocation (in thousands):

Purchase price:
Issuance of 4,239,243 shares of Approach Resources Inc. common stock valued at $12.00 per share	$50,871
Deferred tax liabilities assumed	9,465
Asset retirement obligations assumed	133
Post-closing purchase price adjustments	265

Total	$60,734

Allocation:
Wells and equipment and related facilities	$59,936
Mineral interests in oil and gas properties	798

Total	$60,734

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
4. Line of credit
In January 2008 we entered into a new, $200.0 million revolving loan agreement (“Loan Agreement”) with the Company as borrower, AOG, Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP as guarantors, and The Frost National Bank and JPMorgan Chase Bank, NA, as lenders (collectively, the “Lenders”). The borrowing base under the Loan Agreement was initially set at $75.0 million and will be redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the Lenders can request one additional borrowing base redetermination each calendar year. In May 2008, the Lenders increased the borrowing base to $100.0 million. The maturity date under the Loan Agreement is July 31, 2010. The borrowings bear interest based on the agent bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base (5.0% at September 30, 2008), at our election. We had outstanding borrowings of $23.5 million at September 30, 2008. Principal payments are not required until the final maturity date of the Loan Agreement, at which time any outstanding loan balances shall be due and payable in full. In addition, the Loan Agreement requires payment of a quarterly fee equal to three eighths of one percent (0.375%) of the unused portion of the borrowing base. The borrowings are collateralized by substantially all of our oil and gas properties. The Loan Agreement contains various covenants, the most restrictive of which requires us to maintain a modified current ratio of at least one. The modified current ratio represents the quotient of our current assets, less any unrealized gains on commodity derivatives plus amounts available under the Loan Agreement divided by our current liabilities less unrealized losses on commodity derivatives. We were in compliance with the covenants at September 30, 2008.
On August 26, 2008, we entered into a third amendment (the “Third Amendment”) to the Loan Agreement. The Third Amendment (i) added Fortis Capital Corp. and KeyBank National Association as Lenders under the Credit Agreement, (ii) allocated the Lenders’ commitment percentages as The Frost National Bank — 30%, JPMorgan Chase Bank, NA — 30%, Fortis Capital Corp. — 20% and KeyBank National Association — 20%, (iii) added a covenant that we will not exceed a debt to EBITDAX ratio of 3.5 to 1.0, and (iv) clarified that secured parties under the Loan Agreement (and beneficiaries of Loan Agreement guarantees) will include affiliates of Lenders who enter into commodity derivatives transactions with us.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at September 30, 2008, which reduce amounts available for borrowing under the Loan Agreement.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
5. Income taxes
The effective income tax rate for the three and nine months ended September 30, 2008 was 34.4% and 35.1%, respectively. Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates and estimated state rates to pre-tax income for the three and nine months ended September 30, 2007 due primarily to adjustments to our valuation allowance on deferred tax assets.
6. Derivatives
At September 30, 2008, we had the following commodity derivatives positions outstanding:

Period	Volume (MMBtu)		$/MMBtu
	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	173,000	520,000	$7.50	$11.45
Costless collars 2008	200,000	600,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	173,000	520,000			(0.69)
Fixed price swaps 2008	100,000	300,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the collar contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in other income (expense) on our consolidated statements of operations.
We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions.
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

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FAS 157 are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2008, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2008, our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2008, our Level 3 measurements were limited to our asset retirement obligation.
7. Share-based compensation
The following is a summary of stock option activity during the nine months ended September 30, 2008:

Shares
subject to
stock
options
Outstanding at January 1, 2008	479,991
Granted	74,345
Exercised	(28,845)
Canceled	(40,600)

Outstanding at September 30, 2008	484,891

During the nine months ended September 30, 2008, we granted 32,014 restricted shares of our common stock. The total fair market value of these restricted shares on the grant date was $689,000 to be expensed over a service period of three years.

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
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of gas and oil reserves,

•	uncertainty of commodity prices in oil and gas,

•	continued disruption of credit and capital markets, such as the events that occurred during the third quarter of 2008,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our gas and oil reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing gas and oil,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of gas and oil,

•	exploitation or property acquisitions,

•	technology,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008 and in this Quarterly Report on Form 10-Q.

Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties onshore in the United States and British Columbia. We focus on natural gas and oil reserves in tight sands and shale and have assembled leasehold interests aggregating approximately 288,454 gross (199,098 net) acres as of October 31, 2008.
We currently operate or have interests in the following areas:
     West Texas
•	Ozona Northeast (Wolfcamp, Canyon Sands, Strawn and Ellenburger)

•	Cinco Terry (Wolfcamp, Canyon Sands and Ellenburger)
     East Texas
•	North Bald Prairie (Cotton Valley Sands, Bossier Sands, Bossier Shale and Cotton Valley Lime)
     Northeast British Columbia
•	Montney tight gas and Doig Shale
     Northern New Mexico
•	El Vado East (Mancos Shale)
     Southwest Kentucky
•	Boomerang (New Albany Shale)
At June 30, 2008, we had estimated proved reserves of approximately 193.7 billion cubic feet of natural gas equivalent, based on internal engineering studies prepared by our reservoir engineers and reviewed by our independent petroleum engineering firm. At September 30, 2008, we owned working interests in 439 producing oil and gas wells and were producing 22.6 million cubic feet of natural gas equivalent per day (“MMcfe/d”) (based on production for the third quarter of 2008). Our estimated average daily net production for the month of October 2008 was 30.4 MMcfe/d.
Our financial results depend on many factors, particularly the price of oil and gas. Commodity prices are affected by changes in global and national market demand, which is impacted by overall global and national economic and geopolitical conditions, weather, pipeline capacity constraints, inventory storage levels, gas price differentials and other factors. Recent oil and natural gas prices have been particularly volatile. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects.
Higher oil and gas prices generally increase the demand for drilling rigs and equipment, operating personnel and field supplies and services and can cause increases in the costs of those goods and services. While we have benefitted from higher commodity prices through the first nine months of 2008, we also have experienced an increase in operating and capital costs during this time that have partially offset these higher commodity prices. We endeavor to increase oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. Our future cash flow from operations will depend on our ability to manage our overall cost structure.
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
We also face the challenge of financing future acquisitions. After completion of the initial public offering of our common stock, we repaid all amounts outstanding on our revolving credit facility. At September 30, 2008, we had $23.5 million outstanding under our revolving credit facility. At October 31, 2008, we had $27.1 outstanding under our revolving credit facility. Outstanding borrowings under the Company’s credit facility increased during the third quarter and first month of the fourth quarter of 2008 primarily as a result of lost revenues from shut-in production and increased drilling activity in Cinco Terry and North Bald Prairie. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and further expansion of our drilling program if market conditions warrant such activity. Funding for future acquisitions also may require additional sources of financing, which may not be available given current capital market conditions.
Shut-in of production during third quarter of 2008
As previously reported, production volumes during the third quarter of 2008 were negatively impacted by shut-in production over a period of 23 days in Ozona Northeast, our largest producing field, caused by Hurricane Ike and the rupture of a third-party pipeline. As a result of shut-in of production, we estimate that we experienced decreased production volumes of approximately 340 MMcfe during the third quarter of 2008.
British Columbia asset divestiture
On July 15, 2008, we announced that the operator and non-operating participants in our British Columbia lease acquisition and drilling project engaged a financial advisor to explore the sale of the project’s oil and gas interests in northeast British Columbia. The project covers approximately 31,246 (gross) and 7,399 (net) acres in the Monias/Charlie Lake areas. The project primarily targets Montney tight gas and Doig phosphate shale formations. We hold a 25% non-operating interest in the project.
On September 30, 2008, the operator and non-operating participants determined not to sell their interests in the British Columbia project at this time given current commodity price and capital market conditions. We plan to work with the other participants in the project to create the most value possible for all parties, including further development of the project’s acreage.

Results of operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues (in thousands):
Gas	$14,456	$7,194	$47,900	$24,110
Oil	5,973	1,010	13,223	3,075
NGLs	1,586	89	4,054	189

Total oil and gas sales	22,015	8,293	65,177	27,374

Realized (loss) gain on commodity derivatives	(195)	1,079	(676)	3,323

Total oil and gas sales including derivative impact	$21,820	$9,372	$64,501	$30,697

Production:
Gas (MMcf)	1,588	1,135	4,927	3,511
Oil (MBbls)	54	14	120	50
NGLs (MBbls)	28	2	75	5

Total (MMcfe)	2,080	1,232	6,097	3,840

Average prices:
Gas (per Mcf)	$9.10	$6.34	$9.72	$6.87
Oil (per Bbl)	110.61	72.14	110.19	61.50
NGLs (per Bbl)	56.64	44.50	54.05	37.80

Total (per Mcfe)	$10.58	$6.73	$10.69	$7.13

Realized (loss) gain on commodity derivatives (per Mcfe)	(0.09)	0.88	(0.11)	0.86

Total per Mcfe including derivative impact	$10.49	$7.61	$10.58	$7.99

Costs and expenses (per Mcfe):
Lease operating expenses	$0.89	$0.62	$0.84	$0.72
Severance and production taxes	0.47	0.32	0.47	0.30
Exploration	—	—	0.24	0.16
General and administrative	0.92	1.12	0.93	1.07
Depletion, depreciation and amortization	2.41	2.52	2.67	2.40
Equivalent amounts throughout this report are determined by using a ratio of six thousand cubic feet (“Mcf”) of gas to one barrel (“Bbl”) of oil, condensate or natural gas liquids (“NGLs”).
Three months ended September 30, 2008 compared to three months ended September 30, 2007
Oil and gas sales. Oil and gas sales increased $13.7 million, or 165%, for the three months ended September 30, 2008 to $22.0 million from $8.3 million for the three months ended September 30, 2007. The increase in oil and gas sales principally resulted from our increased ownership in the Ozona Northeast field as a result of our acquisition of the 30% working interest in Ozona Northeast (the “Neo Canyon interest”) that we did not already own from Neo Canyon Exploration, L.P. in the fourth quarter of 2007 and increased revenues from our Cinco Terry and North Bald Prairie fields. We now own substantially all of the working interest in Ozona Northeast. Of the 2,080 million cubic feet of natural gas equivalent (“MMcfe”) production reported for the 2008 period, approximately 373 MMcfe was attributable to the interest acquired from Neo Canyon. The increase in oil and gas sales also resulted from continued development of our Cinco Terry and North Bald Prairie fields. Cinco Terry production rose by

696 MMcfe compared to the prior year period. Production from North Bald Prairie accounted for 91 MMcfe for the current three-month period. Further, the average price per thousand cubic feet of natural gas equivalent (“Mcfe”) we received for our production increased from $6.73 to $10.58 per Mcfe as oil and gas prices rose sharply between the two periods. Of the $13.7 million increase in revenues, $10.4 million was attributable to growth in volumes with the remaining $3.3 million due to oil and gas price increases. Natural gas sales represented 65.7% of the total oil and gas sales for the three months ended September 30, 2008, compared to 86.7% for the prior year period, as our Cinco Terry field has a larger component of oil and natural gas liquids in its production.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a loss of $195,000 and a gain of $1.1 million for the three months ended September 30, 2008 and 2007, respectively. Realized gains or losses are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing for the respective time periods. The unrealized gains on commodity derivatives were $18.6 million and $785,000 for the three months ended September 30, 2008 and 2007, respectively. Both of these variances are the result of decreases in underlying gas commodity prices. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized gain (loss) on commodity derivatives.”
Lease operating. Our lease operating expenses (“LOE”) increased $1.1 million, or 142%, for the three months ended September 30, 2008 to $1.8 million ($0.89 per Mcfe) from $760,000 ($0.62 per Mcfe) for the three months ended September 30, 2007. The increase in LOE over the prior year quarter was primarily a result of the acquisition of the Neo Canyon working interest and Strawn/Ellenburger deep rights in Ozona Northeast, increased ad valorem taxes, including a retroactive adjustment related to the first six months of 2008, initial startup costs, including increased compression and treating costs associated with increased development activities in Cinco Terry and North Bald Prairie, and an increase in general maintenance costs in Ozona Northeast.
Severance and production taxes. Our production taxes increased $568,000, or 142%, for the three months ended September 30, 2008 to $1.0 million from $400,000 for the three months ended September 30, 2007. The increase in production taxes was a function of the increase in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 4.4% and 4.8% of oil and gas sales for the respective periods. The decrease in the severance and production taxes as a percentage of oil and gas sales is due to a lower severance tax rate for our North Bald Prairie field due to tax abatements on gas production in the area.
General and administrative. Our general and administrative expenses increased $548,000, or 40%, to $1.9 million ($0.92 per Mcfe) for the three months ended September 30, 2008 from $1.4 million ($1.12 per Mcfe) for the three months ended September 30, 2007. The increase in general and administrative expense on an absolute basis was principally due to increased staffing, salaries, professional fees, share-based compensation, insurance and travel costs in the 2008 period over the 2007 period, partially offset by bonus payments made during the three months ended September 30, 2007, after the initial filing of our registration statement.
Depletion, depreciation and amortization (“DD&A”). Our DD&A expense increased $1.9 million, or 61%, to $5.0 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. Our DD&A expense per Mcfe decreased by $0.11, or 4%, to $2.41 per Mcfe for the three months ended September 30, 2008, compared to $2.52 per Mcfe for the three months ended September 30, 2007. The increase in DD&A was primarily attributable to increased production and higher capital costs in the 2008 period, partially offset by an increase in our estimated proved reserves at June 30, 2008.
Interest expense, net. Our interest expense decreased $685,000, or 62%, to $423,000 for the three months ended September 30, 2008 from $1.1 million for the three months ended September 30, 2007. This decrease was substantially the result of our lower debt level in the 2008 period as well as lower interest rates during the 2008 period. We had borrowings outstanding under our revolving credit facility amounting to $23.5 million at September 30, 2008 compared to $53.3 million at September 30, 2007.
Income taxes. Our provision for income taxes increased to $10.4 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The increase in income tax expense was due to the increase in our income before income taxes. Our effective income tax rate for the three months ended September 30, 2008 was 34.4%, compared with 38.5% for the three months ended September 30, 2007. The higher effective tax rate for the 2007 period was the result of changes in our valuation allowance on deferred tax assets. Such changes were not present in the 2008 period.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Oil and gas sales. Oil and gas sales increased $37.8 million, or 138%, for the nine months ended September 30, 2008 to $65.2 million from $27.4 million for the nine months ended September 30, 2007. The increase in oil and gas sales principally resulted from our increased ownership in the Ozona Northeast field as a result of our acquisition of the Neo Canyon interest in the fourth quarter of 2007 and increased revenue from our Cinco Terry and North Bald Prairie fields. We now own substantially all of the working interest in Ozona Northeast. Of the 6,097 MMcfe production reported for the 2008 period, approximately 1,266 MMcfe was attributable to the interest acquired from Neo Canyon. The increase in oil and gas sales also resulted from continued development of our Cinco Terry and North Bald Prairie fields. Cinco Terry production rose by 1,418 MMcfe compared to the prior year period. Production from North Bald Prairie accounted for 304 MMcfe in production for the current nine-month period. Further, the average price per Mcfe we received for our production increased from $7.13 to $10.69 per Mcfe as oil and gas prices rose sharply between the two periods. Of the $37.8 million increase in revenues, $26.6 million was attributable to growth in volumes with the remaining $11.2 million due to oil and gas price increases. Natural gas sales represented 73.5% of the total oil and gas sales for the nine months ended September 30, 2008, compared to 88.1% for the prior year period, as our Cinco Terry field has a larger component of oil and NGLs in its production.
Commodity derivative activities. Realized losses and gains from our commodity derivative activity decreased our earnings by $676,000 and increased our earnings by $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. Realized gains and losses are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing for the respective time periods. The unrealized gain on commodity derivatives was $4.1 million for the nine months ended September 30, 2008 and the unrealized loss on commodity derivatives was $2.1 million for the nine months ended September 30, 2007. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) increased $2.3 million, or 83%, for the nine months ended September 30, 2008 to $5.1 million ($0.84 per Mcfe) from $2.8 million ($0.72 per Mcfe) for the nine months ended September 30, 2007. The primary factors in the increase in LOE were the acquisition of the Neo Canyon working interest and Strawn/Ellenburger deep rights in Ozona Northeast, increased ad valorem taxes, initial startup costs, including increased compression and treating costs associated with increased development activities in Cinco Terry and North Bald Prairie, and an increase in general maintenance costs in Ozona Northeast.
Severance and production taxes. Our production taxes increased $1.7 million, or 152%, for the nine months ended September 30, 2008 to $2.9 million from $1.1 million for the nine months ended September 30, 2007. The increase in production taxes was a function of the increase in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 4.4% and 4.2% of oil and gas sales for the respective periods. The increase in the severance and production taxes as a percentage of oil and gas sales is due to the increase in NGL sales in Cinco Terry, which are taxed at a higher rate.
Exploration. We recorded $1.5 million of exploration expense for the nine months ended September 30, 2008, compared to $633,000 for the nine months ended September 30, 2007. Exploration expense for the 2008 period resulted from one dry hole drilled in Ozona Northeast and $965,000 of lease extensions in Ozona Northeast. We incur these costs to maintain our leasehold positions and accordingly, we expense them as incurred. Exploration expense for the 2007 period resulted from the drilling of a dry hole test well in our Boomerang project.
General and administrative. Our general and administrative expenses increased $1.6 million, or 39%, to $5.7 million ($0.93 per Mcfe) for the nine months ended September 30, 2008 from $4.1 million ($1.07 per Mcfe) for the nine months ended September 30, 2007. The increase in general and administrative expense on an absolute basis was principally due to increased staffing, salaries, professional fees, share-based compensation, insurance and travel costs in the 2008 period over the 2007 period. The 2008 period increase was partially offset by bonus payments made in the first nine months of 2007 to cover tax liabilities incurred by management in connection with the repayment of management notes, bonus payments made upon filing of our initial registration statement in the third quarter and increased staffing in the 2007 period. Additionally, the 2007 period includes a severance obligation of $350,000 related to a former employee.
Depletion, depreciation and amortization (“DD&A”). Our DD&A expense increased $7.0 million, or 76%, to $16.3 million for the nine months ended September 30, 2008 from $9.2 million for the nine months ended September 30, 2007. Our DD&A expense per Mcfe increased by $0.27, or 11%, to $2.67 per Mcfe for the nine months ended September 30, 2008, compared to $2.40 per Mcfe for the nine months ended September 30, 2007. The increase in DD&A was primarily attributable to increased production and higher capital costs, partially offset by an increase in our estimated proved reserves at June 30, 2008. The higher DD&A expense per Mcfe was primarily attributable to higher capital costs incurred in North Bald Prairie and reserve revisions in Ozona Northeast at December 31, 2007. In North Bald Prairie, we paid capital costs attributable to the 50% working interest owned by our working interest partner pursuant to our farm-in agreement on the first five wells drilled.
Interest expense, net. Our interest expense decreased $2.1 million, or 70%, to $914,000 for the nine months ended September 30, 2008 from $3.1 million for the nine months ended September 30, 2007. This decrease was substantially the result of our lower debt level in the 2008 period as well as lower interest rates during the 2008 period. We had borrowings outstanding under our revolving credit facility amounting to $23.5 million at September 30, 2008, compared to $53.3 million at September 30, 2007.

Income taxes. Our provision for income taxes increased to $12.7 million for the nine months ended September 30, 2008, from $3.1 million for the nine months ended September 30, 2007. The increase in income tax expense was due to the increase in our income before income taxes. Our effective income tax rate for the nine months ended September 30, 2008 was 35.1%, compared with 41% for the nine months ended September 30, 2007. The 2008 period included the realization of a portion of certain net operating loss carryforwards related to Approach Oil & Gas Inc. The higher effective tax rate for the 2007 period was the result of changes in our valuation allowance on deferred tax assets. Such changes were not present in the 2008 period.
Liquidity and capital resources
We generally will rely on cash generated from operations, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Given the current conditions of credit and capital markets, we cannot predict whether additional liquidity from debt or equity financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future. We currently are evaluating capital expenditure and operating rig scenarios for 2009 to balance development of our core operating areas with internally generated cash flows in 2009 and preserve liquidity under our revolving credit facility.
Our cash flow from operations is driven by commodity prices and production volumes. Prices for oil and gas are affected by national and international economic and political environments, national and global demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices and significant declines in prices will cause a decrease in our exploration and development expenditures and production volumes. Cash flows from operations are primarily used to fund exploration and development of our mineral interests.
The following table summarizes our sources and uses of funds for the periods noted:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Cash flows provided by operating activities	$45,896	$20,294
Cash flows used in investing activities	(72,670)	(32,445)
Cash flows provided by financing activities	23,625	24,996
Effect of Canadian exchange rate	(10)	—

Net (decrease) increase in cash and cash equivalents	$(3,159)	$12,845

Operating activities
For the nine months ended September 30, 2008, our cash flow from operations, borrowings under our credit facility and available cash were used for drilling activities. The $45.9 million in cash flow generated in the 2008 period increased $25.6 million from the same period in 2007 due primarily to an increase in oil and gas sales. Partially offsetting the increase in oil and gas sales was a $5.7 million reduction in working capital in the 2008 period as compared to the 2007 period.
Investing activities
The cash flows used in investing activities in the 2008 period were for the continued development of Ozona Northeast, Cinco Terry and North Bald Prairie. For the comparable 2007 period, the cash flows used in investing activities were for the drilling of wells in Ozona Northeast, Cinco Terry and North Bald Prairie, and the acquisition of the Northern New Mexico leasehold, the drilling of Boomerang test wells and the investment in our Canadian project including our investment in a Canadian-based private exploration company.
Capital expenditures for 2008
Our board of directors approved an $80.0 million capital budget for 2008 in May of 2008. The following table summarizes estimated 2008 capital expenditures and actual capital expenditures through September 30, 2008. The $80.0 million capital budget approved in May 2008 does not include the $11.5 million purchase of the deep rights in Ozona Northeast, which closed on July 1, 2008. We generally expect to meet our capital needs from our internally generated cash flow, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will permit, debt and equity financings.
Commodity prices and economic and financial market conditions have been, and continue to be, disrupted and volatile. Due to these factors, we currently are evaluating capital expenditure and operating rig scenarios for 2009 to balance development of our core operating areas with internally generated cash flows in 2009 and to preserve liquidity under our revolving credit facility. The estimated capital expenditures below are subject to change depending upon a number of factors, including the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and gas and the availability of drilling rigs and crews, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for drilling locations.

	Estimated Year Ended	Actual Through
	December 31, 2008	September 30, 2008
(in thousands)
Capital Expenditures:
Ozona Northeast	$37,500	$22,304
Ozona Northeast deep rights acquisition	—	11,500
Cinco Terry	20,200	14,648
North Bald Prairie	14,400	14,894
British Columbia	3,000	2,951
El Vado East	—	92
Boomerang	1,800	290
Inventory	—	2,366
Lease acquisition, geological, geophysical and other	3,100	3,168

Total capital expenditures	$80,000	$72,213

Financing activities
We borrowed $83.9 million and $53.5 million under our revolving credit facility during nine months ended September 30, 2008 and 2007, respectively. We repaid $60.4 million and $47.9 million of the amounts borrowed under the revolving credit facility during the nine months ended September 30, 2008 and 2007, respectively. Additionally, we borrowed $20.0 million in the 2007 period from the issuance of convertible debt.
Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly leveraged companies of large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flow from operations and borrowings under our revolving credit facility will finance substantially all of our anticipated drilling, exploration and capital needs through the remainder of 2008. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. We also may determine to access the public equity or debt market for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. Given the current conditions of credit and capital markets, we cannot predict whether additional liquidity from debt or equity financings beyond our credit facility will be available on acceptable terms, or at all, in the foreseeable future.
Credit facility
We have a $200.0 million revolving loan agreement (“Loan Agreement”) with a borrowing base set at $100.0 million and which is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. In October 2008, our lender group reconfirmed our $100 million borrowing base. Our next scheduled redetermination date is April 1, 2009.
Although we believe our internally generated cash from operations and funds available under our current revolving credit facility are sufficient to meet our working capital needs through the end of 2008, current credit market conditions have resulted in lenders significantly tightening their lending practices. To date we have experienced no disruptions in our ability to access our credit facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.
We cannot predict with certainty the impact to us of any further disruption in the credit environment or guarantee that the lenders under our revolving credit facility will not decrease our borrowing base in the future.
The maturity date under the Loan Agreement is July 31, 2010. The borrowings bear interest based on the agent bank’s prime rate, or the sum of the LIBOR plus an applicable margin ranging from 1.25% to 2.00% based on the borrowings outstanding compared to the borrowing base. We had outstanding borrowings of $23.5 million at September 30, 2008. The interest rate applicable to our outstanding borrowings was 5.0% and 6.6% as of September 30, 2008 and December 31, 2007, respectively. We were in compliance with the covenants in the Loan Agreement at September 30, 2008.
On August 26, 2008, we entered into a third amendment (the “Third Amendment”) to the Loan Agreement. The Third Amendment (i) added Fortis Capital Corp. and KeyBank National Association as lenders under the Credit Agreement, (ii) allocated the lenders’ commitment percentages as The Frost National Bank — 30%, JPMorgan Chase Bank, NA — 30%, Fortis Capital Corp. — 20% and KeyBank National Association — 20%, (iii) added a covenant that we will not exceed a debt to EBITDAX ratio of 3.5 to 1.0, and (iv) clarified that secured parties under the Loan Agreement (and beneficiaries of Loan Agreement guarantees) will include affiliates of lenders who enter into commodity derivatives transactions with us.
At October 31, 2008, we had $27.1 million outstanding under our Loan Agreement.
We also have outstanding unused letters of credit under the Loan Agreement totaling $400,000 at September 30, 2008, which reduce amounts available for borrowing under the Loan Agreement.
Contractual obligations
There have been no material changes to our contractual obligations during the nine months ended September 30, 2008.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2008, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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
Commodity price risk
Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a non-cash write down of our oil and gas properties.
We enter into financial swaps and collars to mitigate portions of the risk of market price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.
As of September 30, 2008, we had the following commodity derivatives positions outstanding:

Period	Volume (MMBtu)		$/MMBtu
	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2008	173,000	520,000	$7.50	$11.45
Costless collars 2008	200,000	600,000	$9.00	$12.20
Costless collars 2009	180,000	2,160,000	$7.50	$10.50
Costless collars 2009	130,000	1,560,000	$8.50	$11.70
Fixed price swaps
4th quarter 2008	100,000	300,000			$8.63
WAHA differential
Fixed price swaps 2008	173,000	520,000			(0.69)
Fixed price swaps 2008	100,000	300,000			(0.67)
Fixed price swaps 2009	200,000	2,400,000			(0.61)
At September 30, 2008, the fair value of our open derivative contracts was an asset of $4.9 million. At December 31, 2007, the fair value of our open derivative contracts was an asset of $868,000.
J.P. Morgan Ventures Energy Corporation is currently the only counterparty to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions. JPMorgan Chase Bank, NA is a participant in our credit facility and the collateral for the outstanding borrowings under our revolving credit facility is used as collateral for our commodity derivatives.

Item 4T. Controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
No changes to our internal control over financial reporting occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2008 to be filed in the first quarter of 2009. We cannot give any assurance, however, that our internal controls will be effective when Section 404 becomes applicable to us. Ineffective internal controls could cause investors to lose confidence in our reported financial information and could result in a lower trading price for our securities.

PART II — OTHER INFORMATION
Item 1. Legal proceedings.
We are involved in various legal and regulatory proceedings arising in the normal course of business. We do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.
Item 1A. Risk factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com. Except as provided below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Our revenues, profitability and cash flow depend substantially upon the prices and demand for gas and oil. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for gas and oil fluctuate widely in response to relatively minor changes in the supply and demand for gas and oil, market uncertainty and a variety of additional factors beyond our control, such as:
•	the level of domestic and foreign consumer demand for gas and oil,

•	domestic and foreign supply of gas and oil,

•	overall United States and global economic conditions,

•	price and quantity of foreign imports,

•	commodity processing, gathering and transportation availability and the availability of refining capacity,

•	domestic and foreign governmental regulations,

•	political conditions in or affecting other gas producing and oil producing countries,

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,

•	weather conditions, including unseasonably warm winter weather,

•	technological advances affecting gas and oil consumption, and

•	price and availability of alternative fuels.

Further, gas prices and oil prices do not necessarily fluctuate in direct relationship to each other. Because more than 85% of our estimated proved reserves as of June 30, 2008 were gas reserves, our financial results are more sensitive to movements in gas prices. Recent gas prices have been extremely volatile and we expect this volatility to continue. For example, from January 1, 2008 to October 31, 2008, the NYMEX gas spot price ranged from a high of $13.58 per MMBtu to a low of $6.12 per MMBtu.
The results of higher investment in the exploration for and production of gas and oil and other factors, such as global economic and financial conditions discussed below, may cause the price of gas to fall. Lower gas and oil prices may not only cause our revenues to decrease but also may reduce the amount of gas and oil that we can produce economically. Substantial decreases in gas and oil prices would render uneconomic some or all of our drilling locations. This may result in our having to make substantial downward adjustments to our estimated proved reserves and could have a material adverse effect on our financial condition, results of operations and cash flow. Further, if gas and oil prices significantly decline for an extended period of time, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future indebtedness or obtain additional capital on attractive terms, all of which can affect the value of our common stock.
The deterioration of global economic and financial conditions and an extended decline in the price of oil and natural gas would negatively impact our business, financial condition and results of operations.
The global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Substantial decreases in oil and natural gas prices could have a material adverse effect on our business, financial condition and results of operations, could limit our access to liquidity and credit and could hinder our ability to fund our development program. The inability to execute our development program could also lead to low production and reserve growth.
If credit and capital markets worsen, then we may not be able to obtain funding under our current revolving credit facility or fund on acceptable terms. The inability to obtain funding could deter or prevent us from meeting our future capital needs to fund our development program.
Capital and credit markets have experienced unprecedented volatility and disruption and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers. Additionally, even if lenders are able to provide funding to borrowers, interest rates may rise in the future and therefore increase the cost of outstanding borrowings that we may incur under our revolving credit facility.
Moreover, we may be unable to obtain adequate funding under our current credit facility. First, our lenders may be unwilling or unable to meet their funding commitments. Second, our borrowing base under our current credit facility is redetermined semiannually. Our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors. If gas and oil prices significantly decline for an extended period of time, our lenders could redetermine the borrowing base by evaluating our reserves and substantially lower gas and oil prices. Such determination could result in a negative revision to our proved reserve value and reduce our borrowing base.

Due to these capital and credit market conditions, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due or be required to post collateral to support our obligations, or we may be unable to implement our development program, grow our existing business through acquisitions or joint ventures or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
J. Ross Craft
President and Chief Executive Officer

Date: November 6, 2008

Index to Exhibits

Exhibit
Number		Exhibit
3.1	—	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).

3.2	—	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).

4.1	—	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.1	—	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.2	—	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.3	—	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.4	—	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.5	—	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.6	—	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.7	—	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.8	—	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit
10.9	—	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.10*	—	Form of Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan.

10.11	—	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).

10.12	—	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.13	—	Agreement Regarding Gas Purchase Contract dated May 26, 2006 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.14	—	Carry and Earning Agreement dated July 13, 2007 by and between EnCana Oil & Gas (USA) (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.15	—	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.16	—	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

10.17	—	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.18	—	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).

Exhibit
Number		Exhibit
10.19	—	$200,000,000 Revolving Credit Agreement dated as of January 18, 2008 among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 18, 2008 and incorporated herein by reference).

10.20	—	Amendment dated February 19, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference).

10.21	—	Amendment dated May 6, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).

10.22	—	Amendment dated August 26, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith