Form 10-Q
period 2009-03-31
Approach Resources Inc
filed 2009-05-06
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2009 was 20,731,429.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$502	$4,077
Accounts receivable:
Joint interest owners	10,060	16,228
Oil and gas sales	3,120	5,936
Unrealized gain on commodity derivatives	10,487	8,017
Prepaid expenses and other current assets	887	579

Total current assets	25,056	34,837

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	375,991	362,805
Furniture, fixtures and equipment	1,135	977

	377,126	363,782
Less accumulated depletion, depreciation and amortization	(67,281)	(60,378)

Net properties and equipment	309,845	303,404

Total assets	$334,901	$338,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,355	$13,564
Oil and gas sales payable	3,196	4,631
Accrued liabilities	9,161	12,580

Total current liabilities	20,712	30,775

NON-CURRENT LIABILITIES:
Long-term debt	47,717	43,537
Unrealized loss on commodity derivatives	325	—
Deferred income taxes	36,520	35,891
Asset retirement obligations	4,304	4,225

Total liabilities	109,578	114,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,777,342 and 20,715,357 issued and 20,731,429 and 20,680,584 outstanding, respectively	207	207
Additional paid-in capital	168,028	167,349
Retained earnings	57,621	56,753
Accumulated other comprehensive loss	(533)	(496)

Total stockholders’ equity	225,323	223,813

Total liabilities and stockholders’ equity	$334,901	$338,241

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share amounts)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Oil and gas sales	$10,065	$19,018

EXPENSES:
Lease operating	2,369	1,397
Severance and production taxes	430	753
Exploration	—	491
General and administrative	2,810	1,946
Depletion, depreciation and amortization	6,948	5,216

Total expenses	12,557	9,803

OPERATING (LOSS) INCOME	(2,492)	9,215

OTHER:
Interest expense, net	(445)	(148)
Realized gain on commodity derivatives	3,181	61
Unrealized gain (loss) on commodity derivatives	2,145	(4,879)

INCOME BEFORE INCOME TAX PROVISION	2,389	4,249
INCOME TAX PROVISION	1,521	1,487

NET INCOME	$868	$2,762

EARNINGS PER SHARE:
Basic	$0.04	$0.13

Diluted	$0.04	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,760,124	20,622,746
Diluted	20,866,449	20,757,513
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$868	$2,762
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	6,948	5,216
Unrealized (gain) loss on commodity derivatives	(2,145)	4,879
Exploration expense	—	491
Share-based compensation expense	679	226
Deferred income taxes	649	1,259
Changes in operating assets and liabilities:
Accounts receivable	8,984	(5,215)
Prepaid expenses and other assets	(308)	(448)
Accounts payable	(5,209)	(2,391)
Oil and gas sales payable	(1,435)	1,583
Accrued liabilities	(3,419)	(3,499)

Cash provided by operating activities	5,612	4,863

INVESTING ACTIVITIES:
Additions to oil and gas properties	(13,205)	(15,509)
Additions to other property and equipment, net	(158)	(97)

Cash used in investing activities	(13,363)	(15,606)

FINANCING ACTIVITIES:
Borrowings under credit facility	28,780	13,790
Repayment of amounts outstanding under credit facility	(24,600)	(6,500)

Cash provided by financing activities	4,180	7,290

CHANGE IN CASH AND CASH EQUIVALENTS	(3,571)	(3,453)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(4)	4
CASH AND CASH EQUIVALENTS, beginning of period	$4,077	$4,785

CASH AND CASH EQUIVALENTS, end of period	$502	$1,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$360	$221

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Net income	$868	$2,762
Other comprehensive (loss) income:
Foreign currency translation, net related income tax	(37)	30

Total comprehensive income	$831	$2,792

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. Summary of significant accounting policies
Organization and nature of operations
Approach Resources Inc. (“Approach,” “ARI,” the “Company,” “we,” “us” or “our”) is an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties in the United States and British Columbia. We focus on natural gas and oil reserves in tight sands and shale. We currently operate in Texas, Kentucky and New Mexico and have non-operated interests in British Columbia.
Consolidation, basis of presentation and significant estimates
The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part, but not limited to, the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 13, 2009.
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, we have made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect the amount at which oil and natural gas properties are recorded. Significant assumptions are also required in estimating our accrual of capital expenditures, asset retirement obligations and share-based compensation. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior year amounts have been reclassified to conform to current year presentation. These classifications have no impact on the net income reported.
Derivative instruments and commodity derivative activities
Effective January 1, 2009, we adopted Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement 133 with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and the related hedged items are accounted for under FASB Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 4 to our consolidated financial statements in this report for our derivative disclosures.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Earnings per common share
We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted earnings per share (dollars in thousands, except per-share amounts):

	Three Months Ended March 31, 2009
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:
Net income	$868	20,760,124	$0.04
Effect of dilutive securities:
Share-based compensation, treasury method	—	106,325

Net income plus assumed conversions	$868	20,866,449	$0.04

	Three Months Ended March 31, 2008
	Income (numerator)	Shares (denominator)	Per-share amount
Basic earnings per share:
Net income	$2,762	20,622,746	$0.13
Effect of dilutive securities:
Share-based compensation, treasury method	—	134,767

Net income plus assumed conversions	$2,762	20,757,513	$0.13

2. Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $100 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.
The maturity date under our revolving credit facility is July 31, 2010. At March 31, 2009, interest on our borrowings was based on, at our election, the agent bank’s prime rate or the sum of the Eurodollar rate plus a margin ranging from 1.25% to 2.00% based on borrowings outstanding. In addition, at March 31, 2009, the annual commitment fee was 0.375% of non-used borrowings available under our revolving credit facility.
Effective April 8, 2009, we entered into a fourth amendment (the “Fourth Amendment”) to our credit agreement. The Fourth Amendment reaffirmed the borrowing base of $100 million under the credit agreement as well as the commitment percentages of the agent bank and participating banks. The Fourth Amendment also revised the applicable rate schedule to (i) increase the Eurodollar rate margin from a range of 1.25% to 2.00% to a range of 2.25% to 3.25%, determined by the then-current percentage of the borrowing base that is drawn, (ii) increase the base rate margin from a flat rate of 0.00% to a range of 1.25% to 2.25%, determined by the then-current percentage of the borrowing base that is drawn, and (iii) increase the unused commitment fee rate from 0.375% to 0.50%.
We had outstanding borrowings of $47.7 million under our revolving credit facility at March 31, 2009. The interest rate applicable to our outstanding borrowings was 3.25% as of March 31, 2009 and

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
December 31, 2008. We also had outstanding unused letters of credit under our revolving credit facility totaling $400,000 at March 31, 2009, which reduce amounts available for borrowing under our revolving credit facility.
Our credit agreement contains financial and other covenants that:
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
We were in compliance with the covenants under our credit agreement at March 31, 2009.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
At April 30, 2009, we had $47 million outstanding under our revolving credit facility, with an interest rate of 2.32%. The interest rate under the revised applicable rate schedule in the Fourth Amendment would have been 3.17%.
3. Income taxes
The effective income tax rate for the three months ended March 31, 2009 was 63.7%. Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income for the three months ended March 31, 2009 due primarily to a change in our estimated income tax expense for the year ended December 31, 2008 along with the impact of permanent differences between book and taxable income and increased state income tax rates. Total income tax expense based on U.S. federal statutory tax rates was not significantly different from income tax expense for the three months ended March 31, 2008.
4. Derivatives
At March 31, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed

NYMEX — Henry Hub
Costless collars 2009	180,000	1,620,000	$7.50	$10.50
Costless collars 2009	130,000	1,170,000	$8.50	$11.70
Fixed price swaps 2nd - 4th quarter 2009	150,000	1,350,000			$4.50
WAHA differential
Fixed price swaps 2009	200,000	1,800,000			$(0.61)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
The following summarizes the fair value of our open commodity derivatives (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
	Location	Fair Value		Location	Fair Value
		March 31,	December 31,		March 31,	December 31,
		2009	2008		2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Unrealized gain on commodity derivates	$10,487	$8,017	Unrealized loss on commodity derivates	$325	$—

The following summarizes the change in the fair value of our commodity derivatives (in thousands):

	Asset Derivatives
	Income Statement Location	Fair Value
		Three Months Ended
		March 31,
		2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Unrealized gain (loss) on commodity derivates	$2,145	$(4,879)
	Realized gain on commodity derivatives	3,181	61

		$5,326	$(4,818)

Subsequent to March 31, 2009, we entered into the following additional commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Fixed

NYMEX — Henry Hub Fixed price swaps 2010	150,000	1,800,000	$5.85
WAHA differential Fixed price swaps May and June 2009	300,000	600,000	$(0.67)
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
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
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FAS 157 are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2009, we had no Level 1 measurements.
•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2009, our commodity derivatives were valued using Level 2 measurements.
•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2009, our Level 3 measurements were limited to our asset retirement obligation.

Item 2. Management’s discussion and analysis of financial condition and results of operations.
The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.
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
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	continued disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009 and in this Quarterly Report on Form 10-Q.
Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties. We focus on natural gas and oil reserves in tight sands and shale and have assembled leasehold interests aggregating approximately 302,570 gross (200,398 net) acres as of March 31, 2009. We operate in Texas, Kentucky and New Mexico and have non-operated interests in British Columbia.
At December 31, 2008, we had estimated proved reserves of approximately 211.1 Bcfe. At March 31, 2009, we owned working interests in 468 producing oil and gas wells and were producing 28.1 million cubic feet of natural gas equivalent per day (“MMcfe/d”), based on production for the first quarter of 2009. Our estimated average daily net production for the month of April 2009 was 25.7 MMcfe/d. Production for the month of April 2009 was negatively impacted by partial curtailment over approximately four days in Ozona Northeast due to scheduled maintenance at a downstream NGL fractionation facility.
Our financial results depend upon many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, estimates of inventory storage levels, commodity price differentials and other factors. A factor potentially impacting the future natural gas supply balance is the recent increase in the United States LNG import capacity. Significant LNG capacity increases have been announced that may result in increased downward pressure on natural gas prices. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through the capital markets. We enter into financial swaps and collars to partially mitigate the risk of market price fluctuations related to future oil and gas production.
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
Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We generally will attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve net asset value of our existing proved reserves. See Item 2., “Management’s discussion and analysis of financial condition and results of operations — Capital expenditures for 2009.” A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues from pre-2009 levels and increase future expected costs necessary to develop existing reserves. Notwithstanding these periods of reduced capital expenditures or curtailed production, our future growth will depend upon our ability over the long term to continue to add oil and gas reserves in excess of production at a reasonable cost. We intend to maintain our focus on the costs of adding reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.
We also face the challenge of financing future acquisitions. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and expansion of our drilling program. Funding for future acquisitions also may require additional sources of financing, which may not be available.

Results of operations

	Three Months Ended
	March 31,
	2009	2008
Revenues (in thousands):
Gas	$6,610	$14,872
Oil	2,028	3,085
NGLs	1,427	1,061

Total oil and gas sales	10,065	19,018

Realized gain on commodity derivatives	3,181	61

Total oil and gas sales including derivative impact	$13,246	$19,079

Production:
Gas (MMcf)	1,770	1,666
Oil (MBbls)	59	32
NGLs (MBbls)	68	21

Total (MMcfe)	2,532	1,979
Total (MMcfe/d)	28.13	21.75

Average prices:
Gas (per Mcf)	$3.73	$8.93
Oil (per Bbl)	34.37	97.91
NGLs (per Bbl)	20.99	50.95

Total (per Mcfe)	$3.98	$9.61

Realized gain on commodity derivatives (per Mcfe)	1.26	0.03

Total including derivative impact (per Mcfe)	$5.24	$9.64

Costs and expenses (per Mcfe):
Lease operating	$0.94	$0.71
Severance and production taxes	0.17	0.38
Exploration	—	0.25
General and administrative	1.11	0.98
Depletion, depreciation and amortization	2.74	2.64

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil, condensate or NGLs.
MBbl. Thousand barrels of oil, condensate or NGLs.
Mcf. Thousand cubic feet of natural gas.
Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.
MMcf. Million cubic feet of natural gas.
MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.
NGLs. Natural gas liquids.
/d. “Per day” when used with volumetric units or dollars.

Three months ended March 31, 2009 compared to three months ended March 31, 2008
Oil and gas production. Production for the three months ended March 31, 2009 totaled 2.5 Bcfe (28.1 MMcfe/d), compared to 2.0 Bcfe (21.7 MMcfe/d) produced in the prior year period, an increase of 28%. Production for the three months ended March 31, 2009 was 70% natural gas and 30% oil and NGLs, compared to 84% natural gas and 16% oil and NGLs in prior year period.
Oil and gas sales. Oil and gas sales decreased $8.9 million, or 47.1%, for the three months ended March 31, 2009 to $10.1 million from $19.0 million for the three months ended March 31, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the price we received for our natural gas, oil and NGL production. The decrease in oil and gas sales was partially offset by the continued development of our Cinco Terry field. Cinco Terry production increased by 706 MMcfe compared to the prior period. The average price per Mcfe we received for our production (before the effect of commodity derivatives) decreased from $9.61 to $3.98 per Mcfe as oil and gas prices decreased significantly between the two periods. Of the $8.9 million decrease in revenues, approximately $11.3 million was attributable to a decrease in oil and gas prices, which was partially offset by approximately $2.4 million that was attributable to growth in production volume from the continued development of Cinco Terry.
Commodity derivative activities. Realized gains from our commodity derivative activity increased our earnings by $3.2 million and by $61,000 for the three months ended March 31, 2009 and 2008, respectively. Our average realized price, including the effect of commodity derivatives, was $5.24 per Mcfe for the three months ended March 31, 2009, compared to $9.64 per Mcfe for the three months ended March 31, 2008. Realized gains and losses on commodity derivatives are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing in our fixed price swaps for the applicable periods. The unrealized gain on commodity derivatives was $2.1 million for the three months ended March 31, 2009 and the unrealized loss on commodity derivatives was $4.9 million for the three months ended March 31, 2008. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized gain (loss) on commodity derivatives.”
Lease operating expense. Our lease operating expenses, or LOE, increased $1.0 million, or 69.6%, for the three months ended March 31, 2009 to $2.4 million ($0.94 per Mcfe) from $1.4 million ($0.71 per Mcfe) for the three months ended March 31, 2008. The increase in LOE over the prior year period was primarily a result of increased activities in our Cinco Terry field. Initial compression was installed in Cinco Terry during the first quarter of 2008 and has increased as a result of additional facilities required to compress and treat the natural gas produced from Cinco Terry. Compression and treating costs also included higher repair and maintenance costs attributable to the compression and treating facilities in both Cinco Terry and Ozona Northeast. In addition, the increase in LOE during the three months ended March 31, 2009 was partially attributable to a rise in estimated ad valorem taxes and actual well-related repair and maintenance costs. We do not expect the level of LOE for the balance of 2009 to differ materially from the first quarter of 2009. Following is a summary of lease operating expenses (per Mcfe):

	Three Months Ended
	March 31,
	2009	2008	Change	% Change
Compression and gas treating	$0.37	$0.17	$0.20	117.6%
Ad valorem taxes	0.24	0.15	0.09	60.0
Pumpers and supervision	0.14	0.14	—	—
Water hauling, insurance and other	0.10	0.14	(0.04)	(28.6)
Well repairs and maintenance	0.08	0.05	0.03	60.0
Workovers	0.01	0.06	(0.05)	(83.3)

Total	$0.94	$0.71	$0.23	32.4%

Severance and production taxes. Our production taxes decreased $323,000, or 42.9%, for the three months ended March 31, 2009 to $430,000 from $753,000 for the three months ended March 31, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between the two periods. Severance and productions taxes amounted to approximately 4.3% and 4.0% of oil and gas sales for the respective periods.
Exploration. We recorded $491,000 of exploration expense for the three months ended March 31, 2008 from the drilling of one dry hole in Ozona Northeast.
General and administrative. Our general and administrative, or G&A, expenses increased $864,000, or 44.4%, to $2.8 million ($1.11 per Mcfe) for the three months ended March 31, 2009 from $1.9 million ($0.98 per Mcfe) for the three months ended March 31, 2008. G&A expenses for 2009 included higher share-based compensation resulting from timing of payment of 2009 annual director fees, as well as higher salaries and related employee benefit costs attributable to our increase in staff from the prior year period. Except for $377,000 in non-cash, share-based compensation expense for 2009 annual director fees incurred in the first quarter of 2009, we do not expect the level of G&A expenses for the balance of 2009 to differ materially from the first quarter of 2009. Following is a summary of G&A expenses (in millions and per Mcfe):

	Three Months Ended
	March 31,
	2009		2008		Change		%
	$MM	Mcfe	$MM	Mcfe	$MM	Mcfe	Change
Salaries and benefits	$1.1	$0.42	$0.8	$0.39	$0.3	$0.03	7.7%
Share-based compensation	0.7	0.29	0.2	0.11	0.5	0.18	163.6
Professional fees	0.4	0.17	0.5	0.23	(0.1)	(0.06)	(26.1)
Other	0.6	0.23	0.4	0.25	0.2	(0.02)	(8.0)

Total	$2.8	$1.11	$1.9	$0.98	$0.9	$0.13	13.3%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization, or DD&A, expenses increased $1.7 million, or 33.2%, to $6.9 million for the three months ended March 31, 2009 from $5.2 million for the three months ended March 31, 2008. Our DD&A expenses per Mcfe increased by $0.10, or 4%, to $2.74 per Mcfe for the three months ended March 31, 2009, compared to $2.64 per Mcfe for the three months ended March 31, 2008. The increase in DD&A expenses was primarily attributable to increased production and higher capital costs, partially offset by an increase in our estimated proved reserves at December 31, 2008. The higher DD&A expense per Mcfe was primarily attributable to higher capital costs incurred in North Bald Prairie and reserve revisions in Ozona Northeast at December 31, 2008. In North Bald Prairie, we paid capital costs attributable to the 50% working interest owned by our working interest partner under our carry and earning agreement on the first five wells drilled.
Interest expense, net. Our interest expense increased $297,000, or 200.7%, to $445,000 for the three months ended March 31, 2009 from $148,000 for the three months ended March 31, 2008. This increase was substantially the result of our higher average debt level in the 2009 period.
Income taxes. Our provision for income taxes was $1.5 million for the three months ended March 31, 2009 and 2008. Our effective income tax rate for the three months ended March 31, 2009 was 63.7%, compared with 35% for the three months ended March 31, 2008. The increase in the effective rate resulted primarily from a change in our estimated income tax expenses for the year ended December 31, 2008, along with an increased impact of permanent differences between book and taxable income and increased effective state income tax rates. We expect the effective income tax rate to be approximately 39% for the remainder of 2009.
Liquidity and capital resources
We generally will rely on cash generated from operations, borrowings under our revolving credit facility, private placements of equity, and, to the extent that credit and capital market conditions will allow, future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Given the current conditions of credit and capital markets, we cannot predict whether additional liquidity from debt or equity financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.
Our cash flow from operations is driven by commodity prices and production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices and significant declines in prices will cause a decrease in our exploration and development expenditures and production volumes. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.
The following table summarizes our sources and uses of funds for the periods noted (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Cash flows provided by operating activities	$5,612	$4,863
Cash flows used in investing activities	(13,363)	(15,606)
Cash flows provided by financing activities	4,180	7,290
Effect of Canadian exchange rate	(4)	4

Net (decrease) increase in cash and cash equivalents	$(3,575)	$(3,449)

Operating activities
For the three months ended March 31, 2009, our cash flow from operations, borrowings under our credit facility and available cash were used for drilling activities. The $5.6 million in cash flow generated in the

2009 period increased $749,000 from the same period in 2008 due primarily to an $8.6 million decrease in working capital components, offset by the significant decline in oil and gas sales.
Investing activities
The cash flows used in investing activities in the 2009 period were for the continued development of our Cinco Terry field. For the comparable 2008 period, the cash flows used in investing activities were primarily for the drilling of wells in our Ozona Northeast, Cinco Terry and North Bald Prairie fields.
Capital expenditures for 2009
We intend to fund 2009 capital expenditures (excluding any acquisitions) with internally generated cash flow, with any excess cash flow applied to debt, working capital obligations or strategic acquisitions. In December 2008, we announced a capital expenditure budget of $43.8 million for 2009. Due to the extended decline of oil and natural gas prices, however, in March 2009 we announced that we would not extend the contracts for our two remaining drilling rigs after March 31, 2009, and we released these rigs during the first week of April 2009. We currently expect that our capital expenditures for the year ending December 31, 2009 could range from $15 million to $25 million. We intend to fund our 2009 capital expenditures with internally-generated cash flow, with any excess cash flow applied to debt, working capital or strategic acquisitions. Our capital expenditure budget is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
We will continue to monitor commodity prices and drilling costs to determine when to resume drilling operations. Our capital expenditures for 2008 totaled $100.1 million. The reduction in 2009 capital expenditures compared to 2008 capital expenditures could materially reduce our production volumes and revenues from pre-2009 levels and increase future development costs for our existing reserves.
Financing activities
We borrowed $28.8 million and $13.8 million under our revolving credit facility during the three months ended March 31, 2009 and 2008, respectively. We repaid $24.6 million and $6.5 million of the amounts borrowed under the revolving credit facility during the three months ended March 31, 2009 and 2008, respectively.
Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly leveraged companies of large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flow from operations and borrowings under our revolving credit facility will finance substantially all of our capital needs through the remainder of 2009. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. We also may determine to access the public or private equity or debt market for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. Given the current conditions of credit and capital markets, we cannot predict whether additional liquidity from debt or equity financings beyond our credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $100 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. In April 2009, as part of a fourth amendment to our credit agreement, our lender group reaffirmed our $100 million borrowing base and the lending group’s $100 million commitment. See Note 2, Revolving credit facility, to our Notes to Consolidated Financial Statements in this report.
The maturity date under our revolving credit facility is July 31, 2010. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.25% to 2.25%, or the sum of the Eurodollar rate plus an applicable margin ranging from 2.25% to 3.25%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of non-used borrowings available under our revolving credit facility.
We had outstanding borrowings of $47.7 million under our revolving credit facility at March 31, 2009. The interest rate applicable to our outstanding borrowings was 3.25% as of March 31, 2009 and December 31, 2008. We also have outstanding unused letters of credit under our revolving credit facility totaling $400,000 at March 31, 2009, which reduce amounts available for borrowing under our revolving credit facility.
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
We were in compliance with the covenants under our credit agreement at March 31, 2009.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
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
At April 30, 2009, we had $47 million outstanding under our revolving credit facility, with an interest rate of 2.32%. The interest rate under the revised applicable rate schedule in the fourth amendment would have been 3.17%.
Contractual obligations
There have been no material changes to our contractual obligations during the three months ended March 31, 2009.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas transportation commitments. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.
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
We enter into financial swaps and collars to partially mitigate the risk of market price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

At April 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2009	180,000	1,620,000	$7.50	$10.50
Costless collars 2009	130,000	1,170,000	$8.50	$11.70
Fixed price swaps 2nd - 4th quarter 2009	150,000	1,350,000			$4.50
Fixed price swaps 2010	150,000	1,800,000			$5.85
WAHA differential
Fixed price swaps 2009	200,000	1,800,000			$(0.61)
Fixed price swaps May and June 2009	300,000	600,000			$(0.67)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)
At March 31, 2009 and December 31, 2008 the fair value of our open derivative contracts was a net asset of approximately $10.2 million and $8.0 million, respectively.
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
Item 4. Controls and procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations inherent in all controls
Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II — OTHER INFORMATION
Item 1. Legal proceedings.
We are involved in various legal and regulatory proceedings arising in the normal course of business. We do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.
Item 1A. Risk factors.
There have been no material changes to the risk factors discussed under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.
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

Date: May 6, 2009

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

10.3†
Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.4†
First Amendment to Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated December 31, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).

10.5†
Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.6†
First Amendment to Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated December 31, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).

10.7†
Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.8†
First Amendment to Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated December 31, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).

10.9†
Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

Exhibit Number	Description of Exhibit
10.10†
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

10.12†	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.13†
Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

10.14†
Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

10.15†
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

10.28
Amendment dated April 8, 2009 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2009 and incorporated herein by reference).

31.1*	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2*	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.