Form 10-Q
period 2009-06-30
Approach Resources Inc
filed 2009-08-07
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 31, 2009 was 20,737,107.

PART I — FINANCIAL INFORMATION

Item 1.	Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,417	$4,077
Accounts receivable:
Joint interest owners	4,937	16,228
Oil and gas sales	3,514	5,936
Unrealized gain on commodity derivatives	6,697	8,017
Prepaid expenses and other current assets	667	579

Total current assets	17,232	34,837

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	379,326	362,805
Furniture, fixtures and equipment	1,198	977

	380,524	363,782
Less accumulated depletion, depreciation and amortization	(73,458)	(60,378)

Net properties and equipment	307,066	303,404

Total assets	$324,298	$338,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,011	$13,564
Oil and gas sales payable	3,014	4,631
Accrued liabilities	1,967	9,810
Current portion of deferred income taxes	2,385	2,770

Total current liabilities	10,377	30,775

NON-CURRENT LIABILITIES:
Long-term debt	46,237	43,537
Unrealized loss on commodity derivatives	855	—
Deferred income taxes	37,396	35,891
Asset retirement obligations	4,372	4,225

Total liabilities	99,237	114,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,930,153 and 20,715,357 issued and 20,737,107 and 20,680,584 outstanding, respectively	209	207
Additional paid-in capital	168,307	167,349
Retained earnings	56,950	56,753
Accumulated other comprehensive loss	(405)	(496)

Total stockholders’ equity	225,061	223,813

Total liabilities and stockholders’ equity	$324,298	$338,241

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES:
Oil and gas sales	$9,915	$24,144	$19,980	$43,162

EXPENSES:
Lease operating	1,753	1,856	4,122	3,253
Severance and production taxes	507	1,170	937	1,923
Exploration	—	987	—	1,478
General and administrative	2,230	1,817	5,040	3,763
Depletion, depreciation and amortization	6,223	6,025	13,171	11,241

Total expenses	10,713	11,855	23,270	21,658

OPERATING (LOSS) INCOME	(798)	12,289	(3,290)	21,504

OTHER:
Interest expense, net	(457)	(343)	(902)	(491)
Realized gain (loss) on commodity derivatives	4,444	(542)	7,625	(481)
Unrealized loss on commodity derivatives	(4,320)	(9,672)	(2,175)	(14,551)

(LOSS) INCOME BEFORE INCOME TAX PROVISION	(1,131)	1,732	1,258	5,981
INCOME TAX (BENEFIT) PROVISION	(460)	804	1,061	2,291

NET (LOSS) INCOME	$(671)	$928	$197	$3,690

(LOSS) EARNINGS PER SHARE:
Basic	$(0.03)	$0.04	$0.01	$0.18

Diluted	$(0.03)	$0.04	$0.01	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,827,745	20,646,519	20,794,121	20,634,633
Diluted	20,827,745	20,913,832	20,847,284	20,921,994
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$197	$3,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	13,171	11,241
Unrealized loss on commodity derivatives	2,175	14,551
Exploration expense	—	1,478
Share-based compensation expense	1,020	496
Deferred income taxes	1,419	2,057
Changes in operating assets and liabilities:
Accounts receivable	13,713	(11,586)
Prepaid expenses and other assets	(88)	(1,537)
Accounts payable	(10,572)	936
Oil and gas sales payable	(1,617)	5,189
Accrued liabilities	(8,232)	(2,594)

Cash provided by operating activities	11,186	23,921

INVESTING ACTIVITIES:
Additions to oil and gas properties	(16,324)	(35,819)
Additions to other property and equipment, net	(221)	(361)

Cash used in investing activities	(16,545)	(36,180)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	97
Borrowings under credit facility	45,415	38,503
Repayment of amounts outstanding under credit facility	(42,715)	(30,950)

Cash provided by financing activities	2,700	7,650

CHANGE IN CASH AND CASH EQUIVALENTS	(2,659)	(4,609)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(1)	(36)
CASH AND CASH EQUIVALENTS, beginning of period	4,077	4,785

CASH AND CASH EQUIVALENTS, end of period	$1,417	$140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$998	$124

Cash paid for income taxes	$—	$41

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Adjustment to Neo Canyon acquisition purchase price allocation	$—	$509

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$(671)	$928	$197	$3,690
Other comprehensive (loss) income:
Foreign currency translation, net related income tax	128	(91)	91	(61)

Total comprehensive (loss) income	$(543)	$837	$288	$3,629

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Consolidation, basis of presentation and significant estimates
The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 13, 2009.
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
June 30, 2009
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

	Three Months Ended June 30, 2009
	Income (numerator)	Shares (denominator)	Per-share amount

Basic loss per share:
Net loss	$(671)	20,827,745	$(0.03)
Effect of dilutive securities:
Share-based compensation, treasury method	—	—

Net loss plus assumed conversions	$(671)	20,827,745	$(0.03)

	Three Months Ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$928	20,646,519	$0.04
Effect of dilutive securities:
Share-based compensation, treasury method	¯	267,313

Net income plus assumed conversions	$928	20,913,832	$0.04

	Six Months Ended June 30, 2009
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$197	20,794,121	$0.01
Effect of dilutive securities:
Share-based compensation, treasury method	—	53,163

Net income plus assumed conversions	$197	20,847,284	$0.01

	Six Months Ended June 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$3,690	20,634,633	$0.18
Effect of dilutive securities:
Share-based compensation, treasury method	¯	287,361

Net income plus assumed conversions	$3,690	20,921,994	$0.18

2. Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $100 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
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
At June 30, 2009, the maturity date under our revolving credit facility was July 31, 2010. On July 8, 2009, we entered into a fifth amendment to our credit agreement, which extended the maturity date under our revolving credit facility by one year to July 31, 2011. In consideration for extending the maturity date, we paid a $250,000 extension fee, calculated as 0.25% of the current commitment amount of $100 million.
We had outstanding borrowings of $46.2 million and $43.5 million under our revolving credit facility at June 30, 2009 and December 31, 2008, respectively. The weighted average interest rate applicable to our outstanding borrowings was 3.22% and 3.25% as of June 30, 2009 and December 31, 2008, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $400,000 at June 30, 2009, which reduce amounts available for borrowing under our revolving credit facility.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
At July 31, 2009, we had $42.9 million outstanding under our revolving credit facility, with a weighted average interest rate of 3.10%.
Covenants
Our credit agreement contains two principal financial covenants:
•	a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 at all times. The consolidated modified current ratio is calculated by dividing Consolidated Current Assets (as defined more specifically in the credit agreement) by Consolidated Current Liabilities (as defined more specifically in the credit agreement). As defined more specifically in the credit agreement, the consolidated modified current ratio is calculated as current assets less current unrealized gains on commodity derivatives plus the available borrowing base at the respective balance sheet date, divided by current liabilities less current unrealized losses on commodity derivatives at the respective balance sheet date.
•	a consolidated funded debt to consolidated EBITDAX ratio covenant that requires us to maintain a ratio of not more than 3.5 to 1.0 at the end of each fiscal quarter. The consolidated funded debt to consolidated EBITDAX ratio is calculated by dividing Consolidated Funded Debt (as defined more specifically in the credit agreement) by Consolidated EBITDAX (as defined more specifically in the credit agreement). As defined more specifically in the credit agreement, consolidated EBITDAX is calculated as net income (loss), plus (1) exploration expense, (2) depletion, depreciation and amortization expense, (3) share-based compensation expense, (4) unrealized loss on commodity derivatives, (5)

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
interest expense, (6) income and franchise taxes, and (7) certain other non-cash expenses, less (1) gains or losses from sales or dispositions of assets, (2) unrealized gain on commodity derivatives and (3) extraordinary or non-recurring gains. For purposes of calculating this ratio, consolidated EBITDAX for a fiscal quarter is annualized pursuant to the credit agreement.
Our credit agreement also restricts cash dividends and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, assets sales, investments in other entities and liens on properties.
In addition, our credit agreement contains customary events of default that would permit our lenders to accelerate the debt under our credit agreement if not cured within applicable grace periods, including, among others, failure to make payments of principal or interest when due, materially incorrect representations and warranties, failure to make mandatory prepayments in the event of borrowing base deficiencies, breach of covenants, defaults upon other obligations in excess of $500,000, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $500,000 not covered by an acceptable policy of insurance, failure to pay any obligation in excess of $500,000 owed under any derivatives transaction or in any amount if the obligation under the derivatives transaction is secured by collateral under the credit agreement, any event of default by the Company occurs under any agreement entered into in connection with a derivatives transaction, liens securing the loans under the credit agreement cease to be in place, a Change in Control (as more specifically defined in the credit agreement) of the Company occurs, and dissolution of the Company.
At June 30, 2009, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.
3. Income taxes
The effective income tax rate for the three and six months ended June 30, 2009 was 40.7% and 84.3%, respectively. Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income for the six months ended June 30, 2009 due primarily to a change in our estimated income tax expense for the year ended December 31, 2008 along with the impact of permanent differences between book and taxable income and increased state income tax rates. Total income tax expense based on U.S. federal statutory tax rates was not significantly different from income tax expense for the six months ended June 30, 2008.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
4. Derivatives
At June 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2009	180,000	1,080,000	$7.50	$10.50
Costless collars 2009	130,000	780,000	$8.50	$11.70
Fixed price swaps 3rd — 4th quarter 2009	150,000	900,000			$4.50
Fixed price swaps 2010	150,000	1,800,000			$5.85
Fixed price swaps 2010	150,000	1,800,000			$6.40
WAHA differential
Fixed price swaps 2009	200,000	1,200,000			$(0.61)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 4th quarter 2009	300,000	900,000			$(0.67)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
The following summarizes the fair value of our open commodity derivatives (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
	Location	Fair Value		Location	Fair Value
		June 30,	December 31,		June 30,	December 31,
		2009	2008		2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Unrealized gain on commodity derivatives	$6,697	$8,017	Unrealized loss on commodity derivatives	$855	$ —
The following summarizes the change in the fair value of our commodity derivatives (in thousands):

	Asset Derivatives
	Income Statement
	Location	Fair Value
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Commodity derivatives	Unrealized loss on commodity derivatives	$(4,320)	$(9,672)	$(2,175)	$(14,551)
	Realized gain (loss) on commodity derivatives	4,444	(542)	7,625	(481)

		$124	$(10,214)	$5,450	$(15,032)

Subsequent to June 30, 2009, we entered into a WAHA differential fixed price swap at $0.53 per MMBtu for 300,000 MMBtu per month for 2011.
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

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. FAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy defined by FAS 157 are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2009, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2009, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2009, our Level 3 measurements were limited to our asset retirement obligation.
5. Share-based compensation
During the six months ended June 30, 2009, we granted 166,354 restricted shares of common stock to employees. The total fair market value of these restricted shares on the grant date was $1.5 million, which will be expensed over a service period of three years. A summary of the status of non-vested shares for the six months ended June 30, 2009 is presented below:

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	56,023	$18.96

Granted	166,354	8.72
Vested	(8,081)	23.46

Nonvested at June 30, 2009	214,296	$10.49

6. Subsequent event
On July 2, 2009 our operating subsidiary filed a lawsuit against the non-operating, joint working interest owner in our North Bald Prairie project in East Texas. The lawsuit is for breach of the joint operating agreement (“JOA”) covering the project in East Texas and seeks damages for nonpayment of amounts owed under the JOA as well as declaratory relief. As we previously have disclosed, in December 2008, the non-operating, joint interest owner notified us that it was exercising its right to become operator of record for joint interest wells in North Bald Prairie under a carry and earning agreement between the parties. We dispute the right of the joint interest owner to become the operator of record while it remains in default under the JOA.

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
Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of unconventional natural gas and oil properties. We focus on natural gas and oil reserves in tight sands and shale and have assembled leasehold interests aggregating approximately 304,131 gross (203,792 net) acres as of June 30, 2009. We operate in Texas, Kentucky and New Mexico and have non-operated interests in British Columbia.
At December 31, 2008, we had estimated proved reserves of approximately 211.1 Bcfe. At June 30, 2009, we owned working interests in 477 producing oil and gas wells. Production for the second quarter of 2009 was 25.1 million cubic feet of natural gas equivalent per day (“MMcfe/d”). Our estimated production for the month of July 2009 was 22.8 MMcfe/d.
Our financial results depend upon many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, estimates of inventory storage levels, commodity price differentials and other factors. A factor potentially impacting the future natural gas supply balance is the recent increase in the United States LNG import capacity. Significant LNG storage capacity increases have been announced that may result in additional downward pressure on natural gas prices. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through the capital markets. We enter into financial swaps and collars to partially mitigate the risk of market price fluctuations related to future oil and gas production.
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
Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We generally will attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve net asset value of our existing proved reserves. See “Capital expenditures for 2009.” A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues from pre-2009 levels and increase future expected costs necessary to develop existing reserves. Notwithstanding these periods of reduced capital expenditures or curtailed production, our future growth will depend upon our ability over the long term to continue to add oil and gas reserves in excess of production at a reasonable cost. We intend to maintain our focus on the costs of adding reserves through drilling and acquisitions as well as the costs necessary to produce such reserves.
We also face the challenge of financing future acquisitions. We believe we have adequate unused borrowing capacity under our revolving credit facility for possible acquisitions, temporary working capital needs and expansion of our drilling program. However, funding for future acquisitions also may require additional sources of financing, which may not be available.

Results of operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues (in thousands):
Gas	$5,326	$18,572	$11,936	$33,444
Oil	3,182	4,165	5,210	7,250
NGLs	1,407	1,407	2,834	2,468

Total oil and gas sales	9,915	24,144	19,980	43,162

Realized gain (loss) on commodity derivatives	4,444	(542)	7,625	(481)

Total oil and gas sales including derivative impact	$14,359	$23,602	$27,605	$42,681

Production:
Gas (MMcf)	1,624	1,674	3,395	3,339
Oil (MBbls)	57	34	116	66
NGLs (MBbls)	52	26	120	47

Total (MMcfe)	2,282	2,036	4,815	4,016
Total (MMcfe/d)	25.1	22.4	26.6	22.1

Average prices:
Gas (per Mcf)	$3.28	$11.10	$3.52	$10.02
Oil (per Bbl)	55.60	121.29	44.83	110.10
NGLs (per Bbl)	26.84	53.93	23.54	52.61

Total (per Mcfe)	$4.35	$11.86	$4.15	$10.75

Realized gain (loss) on commodity derivatives (per Mcfe)	1.95	(0.27)	1.58	(0.12)

Total including derivative impact (per Mcfe)	$6.30	$11.59	$5.73	$10.63

Costs and expenses (per Mcfe):
Lease operating	$0.77	$0.91	$0.86	$0.81
Severance and production taxes	0.22	0.57	0.19	0.48
Exploration	—	0.48	—	0.37
General and administrative	0.98	0.89	1.05	0.94
Depletion, depreciation and amortization	2.73	2.93	2.74	2.78

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008
Oil and gas production. Production for the three months ended June 30, 2009 totaled 2.3 Bcfe (25.1 MMcfe/d), compared to 2.0 Bcfe (22.4 MMcfe/d) produced in the prior year period, an increase of 12.1%. Production for the three months ended June 30, 2009 was 71% natural gas and 29% oil and NGLs, compared to 82% natural gas and 18% oil and NGLs in prior year period.
Oil and gas sales. Oil and gas sales decreased $14.2 million, or 58.9%, for the three months ended June 30, 2009 to $9.9 million from $24.1 million for the three months ended June 30, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the price we received for our natural gas, oil and NGL production. The decrease in oil and gas sales was partially offset by the continued development of our Cinco Terry field. Cinco Terry production increased by approximately 400 MMcfe compared to the prior period. The average price we received for our production (before the effect of commodity derivatives) decreased from $11.86 per Mcfe to $4.35 per Mcfe as oil and gas prices decreased significantly between the two periods. Of the $14.2 million decrease in revenues, approximately $16.0 million was attributable to a decrease in oil and gas prices, which was partially offset by approximately $1.8 million attributable to growth in production volume from the continued development of Cinco Terry.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a gain of $4.4 million and a loss of $542,000 for the three months ended June 30, 2009 and 2008, respectively. Our average realized price, including the effect of commodity derivatives, was $6.30 per Mcfe for the three months ended June 30, 2009, compared to $11.59 per Mcfe for the three months ended June 30, 2008. Realized gains and losses on commodity derivatives are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing in our fixed price swaps for the applicable periods. The unrealized loss on commodity derivatives was $4.3 million and $9.7 million for the three months ended June 30, 2009 and 2008, respectively. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Our unrealized gain on commodity derivatives at June 30, 2009 decreased from March 31, 2009 primarily due to the $4.4 million realized gain from cash settlements. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”
Lease operating. Our lease operating expenses, or LOE, decreased $103,000, or 5.5%, for the three months ended June 30, 2009 to $1.8 million ($0.77 per Mcfe) from $1.9 million ($0.91 per Mcfe) for the three months ended June 30, 2008. The decrease in LOE over the prior year period was due in part to lower expenses related to well repair and maintenance costs as well as a $235,000 ($0.10 per Mcfe) reduction of our estimated ad valorem tax accrual for the three months ended March 31, 2009, which we recognized during the three months ended June 30, 2009. Except for the $235,000 reduction of our estimated ad valorem tax accrual recognized during the three months ended June 30, 2009, we do not expect the level of LOE for the balance of 2009 to differ materially from the three months ended June 30, 2009. The following is a summary of LOE (per Mcfe):

	Three Months Ended
	June 30,
	2009	2008	Change	% Change
Compression and gas treating	$0.27	$0.29	$(0.02)	(6.9)%
Water hauling, insurance and other	0.21	0.16	0.05	31.3
Pumpers and supervision	0.13	0.13	—	—
Well repairs and maintenance	0.08	0.18	(0.10)	(55.6)
Ad valorem taxes	0.06	0.14	(0.08)	(57.1)
Workovers	0.02	0.01	0.01	100.0

Total	$0.77	$0.91	$(0.14)	(15.4)%

Severance and production taxes. Our production taxes decreased $663,000, or 56.7%, for the three months ended June 30, 2009 to $507,000 from $1.2 million for the three months ended June 30, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between the two periods. Severance and production taxes amounted to approximately 5.1% and 4.8% of oil and gas sales for the respective periods.
Exploration. We recorded no exploration expense for the three months ended June 30, 2009. We recorded $987,000 of exploration expense for the three months ended June 30, 2008. Exploration expense in the 2008 period resulted primarily from the extension of lease terms in our Ozona Northeast field. We incur these costs to maintain our leasehold positions and accordingly, we expense them as incurred.
General and administrative. Our general and administrative, or G&A, expenses increased $413,000, or 22.7%, to $2.2 million ($0.98 per Mcfe) for the three months ended June 30, 2009 from $1.8 million ($0.89 per Mcfe) for the three months ended June 30, 2008. The increase in G&A expenses was principally due to increased staffing, share-based compensation and an increase in franchise taxes partially due to the timing of payment compared to 2008. Following is a summary of G&A expenses (in millions and per Mcfe):

	Three Months Ended
	June 30,
	2009		2008		Change		%
	$MM	Mcfe	$MM	Mcfe	$MM	Mcfe	Change
Salaries and benefits	$1.0	$0.42	$0.8	$0.39	$0.2	$0.03	7.7%
Share-based compensation	0.3	0.15	0.3	0.13	—	0.02	15.4
State franchise taxes	0.3	0.15	—	—	0.3	0.15	100.0
Professional fees	0.2	0.07	0.3	0.14	(0.1)	(0.07)	(50.0)
Other	0.4	0.19	0.4	0.23	—	(0.04)	(17.4)

Total	$2.2	$0.98	$1.8	$0.89	$0.4	$0.09	10.1%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization, or DD&A, expenses increased $198,000, or 3.3%, to $6.2 million for the three months ended June 30, 2009 from $6.0 million for the three months ended June 30, 2008. Our DD&A expenses per Mcfe decreased by $0.20, or 6.8%, to $2.73 per Mcfe for the three months ended June 30, 2009, compared to $2.93 per Mcfe for the three months ended June 30, 2008. The decrease in DD&A expenses per Mcfe was primarily attributable to an increase in our estimated proved reserves partially offset by an increase in production over the prior year quarter.

Interest expense, net. Our interest expense, net, increased $114,000, or 33.2%, to $457,000 for the three months ended June 30, 2009 from $343,000 for the three months ended June 30, 2008. This increase was substantially the result of our higher average debt level in the 2009 period.
Income taxes. Our income tax benefit was $460,000 for the three months ended June 30, 2009. Our provision for income taxes was $804,000 for the three months ended June 30, 2008. Our effective income tax rate for the three months ended June 30, 2009 was 40.7%, compared with 46.4% for the three months ended June 30, 2008.
Six months ended June 30, 2009 compared to three months ended June 30, 2008
Oil and gas production. Production for the six months ended June 30, 2009 totaled 4.8 Bcfe (26.6 MMcfe/d), compared to 4.0 Bcfe (22.1 MMcfe/d) produced in the prior year period, an increase of 19.9%. Production for the six months ended June 30, 2009 was 71% natural gas and 29% oil and NGLs, compared to 83% natural gas and 17% oil and NGLs in prior year period.
Oil and gas sales. Oil and gas sales decreased $23.2 million, or 53.7%, for the six months ended June 30, 2009 to $20.0 million from $43.2 million for the six months ended June 30, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the price we received for our natural gas, oil and NGL production. The decrease in oil and gas sales was partially offset by the continued development of our Cinco Terry field. Cinco Terry production increased by approximately 1,100 MMcfe compared to the prior period. The average price we received for our production (before the effect of commodity derivatives) decreased from $10.75 per Mcfe to $4.15 per Mcfe as oil and gas prices decreased significantly between the two periods. Of the $23.2 million decrease in revenues, approximately $27.4 million was attributable to a decrease in oil and gas prices, which was partially offset by approximately $4.2 million attributable to growth in production volume from the continued development of Cinco Terry.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a gain of $7.6 million and a loss of $481,000 for the six months ended June 30, 2009 and 2008, respectively. Our average realized price, including the effect of commodity derivatives, was $5.73 per Mcfe for the six months ended June 30, 2009, compared to $10.63 per Mcfe for the six months ended June 30, 2008. Realized gains and losses on commodity derivatives are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing in our fixed price swaps for the applicable periods. The unrealized loss on commodity derivatives was $2.2 million and $14.6 million for the six months ended June 30, 2009 and 2008, respectively. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Additionally, our unrealized gain on commodity derivatives at June 30, 2009 decreased from December 31, 2008 due to the realized gain from cash settlements. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized (loss) on commodity derivatives.”
Lease operating. Our LOE increased $869,000, or 26.7%, for the six months ended June 30, 2009 to $4.1 million ($0.86 per Mcfe) from $3.3 million ($0.81 per Mcfe) for the six months ended June 30, 2008. The increase in LOE over the prior year period was primarily a result of increased activities in our Cinco Terry field. Initial compression was installed in Cinco Terry during the first quarter of 2008 and has increased as a result of additional facilities required to compress and treat the natural gas produced from Cinco Terry. Compression and treating costs also included higher repair and maintenance costs attributable to the compression and treating facilities in both Cinco Terry and Ozona Northeast. Partially offsetting the increase in LOE during the six months ended June 30, 2009 was a reduction in well-related repair and maintenance costs. The following is a summary of LOE (per Mcfe):

	Six Months Ended
	June 30,
	2009	2008	Change	% Change
Compression and gas treating	$0.31	$0.24	$0.07	29.2%
Water hauling, insurance and other	0.17	0.13	0.04	30.8
Ad valorem taxes	0.15	0.14	0.01	7.1
Pumpers and supervision	0.14	0.13	0.01	7.7
Well repairs and maintenance	0.08	0.14	(0.06)	(42.9)
Workovers	0.01	0.03	(0.02)	(66.7)

Total	$0.86	$0.81	$0.05	6.2%

Severance and production taxes. Our production taxes decreased $986,000, or 51.3%, for the six months ended June 30, 2009 to $937,000 from $1.9 million for the six months ended June 30, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between the two periods. Severance and production taxes amounted to approximately 4.7% and 4.5% of oil and gas sales for the respective periods.
Exploration. We recorded no exploration expense for the six months ended June 30, 2009. We recorded $1.5 million of exploration expense for the six months ended June 30, 2008. Exploration expense in the 2008 period resulted primarily from the extension of lease terms in our Ozona Northeast field and from one dry hole drilled in Ozona Northeast. We incur lease extension costs to maintain our leasehold positions and accordingly, we expense them as incurred.
General and administrative. Our G&A expenses increased $1.3 million, or 33.9%, to $5.0 million ($1.05 per Mcfe) for the six months ended June 30, 2009 from $3.8 million ($0.94 per Mcfe) for the six months ended June 30, 2008. G&A expenses for the six months ended June 30, 2009 included higher share-based compensation resulting from timing of payment of 2009 annual director fees, as well as higher salaries and related employee benefit costs attributable to our increase in staff from the prior year period. G&A expenses for the six months ended June 30, 2009 also included an increase in franchise taxes partially due to the timing of payment compared to 2008. The following is a summary of G&A expenses (in millions and per Mcfe):

	Six Months Ended
	June 30,
	2009		2008		Change		%
	$MM	Mcfe	$MM	Mcfe	$MM	Mcfe	Change
Salaries and benefits	$2.0	$0.42	$1.6	$0.39	$0.4	$0.03	7.7%
Share-based compensation	1.0	0.21	0.5	0.12	0.5	0.09	75.0
Professional fees	0.6	0.13	0.7	0.18	(0.1)	(0.05)	(27.8)
State franchise taxes	0.3	0.07	—	—	0.3	0.07	100.0
Other	1.1	0.22	1.0	0.25	0.1	(0.03)	(12.0)

Total	$5.0	$1.05	$3.8	$0.94	$1.2	$0.11	11.7%

Depletion, depreciation and amortization. Our DD&A expenses increased $1.9 million, or 17.2%, to $13.2 million for the six months ended June 30, 2009 from $11.2 million for the six months ended June 30, 2008. Our DD&A expenses per Mcfe decreased by $0.04 or 1.4%, to $2.74 per Mcfe for the six months ended June 30, 2009, compared to $2.78 per Mcfe for the six months ended June 30, 2008.

Interest expense, net. Our interest expense, net, increased $411,000, or 83.7%, to $902,000 for the six months ended June 30, 2009 from $491,000 for the six months ended June 30, 2008. This increase was substantially the result of our higher average debt level in the 2009 period.
Income taxes. Our provision for income taxes was $1.1 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. Our effective income tax rate for the six months ended June 30, 2009 was 84.3%, compared with 38.3% for the six months ended June 30, 2008. The increase in the effective rate resulted primarily from a change in our estimated income tax expenses for the year ended December 31, 2008, along with an increased impact of permanent differences between book and taxable income and increased effective state income tax rates. We expect our effective income tax rate to be approximately 40% for the remainder of 2009.
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
Our cash flow from operations is driven by commodity prices and production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices will cause a decrease in our exploration and development expenditures and production volumes. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.
The following table summarizes our sources and uses of funds for the periods noted (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Cash flows provided by operating activities	$11,186	$23,921
Cash flows used in investing activities	(16,545)	(36,180)
Cash flows provided by financing activities	2,700	7,650
Effect of Canadian exchange rate	(1)	(36)

Net (decrease) increase in cash and cash equivalents	$(2,660)	$(4,645)

Operating activities
For the six months ended June 30, 2009, our cash flows from operations, borrowings under our revolving credit facility and available cash were used for drilling activities. The $11.2 million in cash flows generated in the 2009 period decreased $12.7 million from the same period in 2008 due primarily to a $23.2 million decline in oil and gas sales, partially offset by an increase of $7.7 million in other cash income and expense items and a $2.8 million increase in working capital components.

Investing activities
The cash flows used in investing activities in the 2009 period were for the continued development of our Cinco Terry field. For the comparable 2008 period, the cash flows used in investing activities were primarily for the drilling of wells in our Ozona Northeast, Cinco Terry and North Bald Prairie fields.
Capital expenditures for 2009
We intend to fund 2009 capital expenditures (excluding any acquisitions) with internally-generated cash flows, and any excess cash flows will be applied to debt, working capital obligations or strategic acquisitions. In December 2008, we announced a capital expenditure budget of $43.8 million for 2009. Due to the extended decline of oil and natural gas prices, however, in March 2009 we announced that we would not extend the contracts for our two remaining drilling rigs after March 31, 2009, and we released these rigs during the first week of April 2009.
During the second half of 2009, we plan to resume drilling operations in Cinco Terry, complete the permitting process for a 3-D seismic shoot in Cinco Terry and begin well-deepening projects in Ozona Northeast. We currently expect that our capital expenditures for the year ending December 31, 2009, including these projects, will not exceed $25 million. Our capital expenditure budget is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources to us and other participants for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
We will continue to monitor commodity prices and drilling costs to determine when to resume drilling operations. Our capital expenditures for 2008 totaled $100.1 million. The reduction in 2009 capital expenditures compared to 2008 capital expenditures could materially reduce our production volumes and revenues from pre-2009 levels and increase future development costs for our existing reserves.
Financing activities
We borrowed $45.4 million and $38.5 million under our revolving credit facility during the six months ended June 30, 2009 and 2008, respectively. We repaid $42.7 million and $31.0 million of the amounts borrowed under our revolving credit facility during the six months ended June 30, 2009 and 2008, respectively.
Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly-leveraged companies of large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flows from operations and borrowings under our revolving credit facility will finance substantially all of our capital needs through the remainder of 2009. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. We also may determine to access the public or private equity or debt market for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms. Given the current conditions of credit and capital markets, we cannot predict whether additional liquidity from debt or equity financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $100 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.
Currently, the maturity date under our revolving credit facility is July 31, 2011. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.25% to 2.25%, or the sum of the Eurodollar rate plus an applicable margin ranging from 2.25% to 3.25%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of non-used borrowings available under our revolving credit facility.
We had outstanding borrowings of $46.2 million and $43.5 million under our revolving credit facility at June 30, 2009 and December 31, 2008, respectively. The weighted average interest rate applicable to our outstanding borrowings was 3.22% and 3.25% as of June 30, 2009 and December 31, 2008, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $400,000 at June 30, 2009, which reduce amounts available for borrowing under our revolving credit facility.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
At July 31, 2009, we had $42.9 million outstanding under our revolving credit facility, with a weighted average interest rate of 3.10%
Covenants
Our credit agreement contains two principal financial covenants:
•	a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 at all times. The consolidated modified current ratio is calculated by dividing Consolidated Current Assets (as defined more specifically in the credit agreement) by Consolidated Current Liabilities (as defined more specifically in the credit agreement). As defined more specifically in the credit agreement, the consolidated modified current ratio is calculated as current assets less current unrealized gains on commodity derivatives plus the available borrowing base at the respective balance sheet date, divided by current liabilities less current unrealized losses on commodity derivatives at the respective balance sheet date.
•	a consolidated funded debt to consolidated EBITDAX ratio covenant that requires us to maintain a ratio of not more than 3.5 to 1.0 at the end of each fiscal quarter. The consolidated funded debt to consolidated EBITDAX ratio is calculated by dividing Consolidated Funded Debt (as defined more specifically in the credit agreement) by Consolidated EBITDAX (as defined more specifically in the credit agreement). As defined more specifically in the credit agreement, consolidated EBITDAX is calculated as net income (loss), plus (1) exploration expense, (2) depletion, depreciation and amortization expense, (3) share-based compensation expense, (4) unrealized loss on commodity derivatives, (5) interest expense, (6) income and franchise taxes, and (7) certain other non-cash expenses, less (1) gains or losses from sales or dispositions of assets, (2) unrealized gain on commodity derivatives and (3) extraordinary or non-recurring gains. For purposes of calculating this ratio, consolidated EBITDAX for a fiscal quarter is annualized pursuant to the credit agreement.

Our credit agreement also restricts cash dividends and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, assets sales, investments in other entities and liens on properties.
In addition, our credit agreement contains customary events of default that would permit our lenders to accelerate the debt under our credit agreement if not cured within applicable grace periods, including, among others, failure to make payments of principal or interest when due, materially incorrect representations and warranties, failure to make mandatory prepayments in the event of borrowing base deficiencies, breach of covenants, defaults upon other obligations in excess of $500,000, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $500,000 not covered by an acceptable policy of insurance, failure to pay any obligation in excess of $500,000 owed under any derivatives transaction or in any amount if the obligation under the derivatives transaction is secured by collateral under the credit agreement, any event of default by the Company occurs under any agreement entered into in connection with a derivatives transaction, liens securing the loans under the credit agreement cease to be in place, a Change in Control (as more specifically defined in the credit agreement) of the Company occurs, and dissolution of the Company.
At June 30, 2009, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.
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
We cannot predict with certainty the impact to us of any further disruption in the credit environment or guarantee that the lenders under our revolving credit facility will not decrease our borrowing base in the future. If our borrowing base was decreased below our total outstanding borrowings, resulting in a borrowing base deficiency, then we would be required under the credit agreement, within 15 days after notice from the agent bank, to (i) pledge additional collateral to cure the borrowing base deficiency, (ii) prepay the borrowing base deficiency in full, or (iii) commit to repay the borrowing base deficiency in six equal monthly installments, with the first installment being due within 30 days after receipt of notice from the agent bank. There is no guarantee that, in the event of such a borrowing base deficiency, we would be able to timely cure the deficiency.
Contractual obligations
There have been no material changes to our contractual obligations during the six months ended June 30, 2009.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas marketing commitments. We do not believe that these arrangements are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Commodity price risk
Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flows. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a non-cash write down of our oil and gas properties.
We enter into financial swaps and collars to partially mitigate the risk of market price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.
At June 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2009	180,000	1,080,000	$7.50	$10.50
Costless collars 2009	130,000	780,000	$8.50	$11.70
Fixed price swaps 3rd — 4th quarter 2009	150,000	900,000			$4.50
Fixed price swaps 2010	150,000	1,800,000			$5.85
Fixed price swaps 2010	150,000	1,800,000			$6.40
WAHA differential
Fixed price swaps 2009	200,000	1,200,000			$(0.61)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 4th quarter 2009	300,000	900,000			$(0.67)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)
At June 30, 2009 and December 31, 2008, the fair value of our open derivative contracts was a net asset of approximately $5.8 million and $8.0 million, respectively.
Subsequent to June 30, 2009, we entered into a WAHA differential fixed price swap at $0.53 per MMBtu for 300,000 MMBtu per month for 2011.
Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally value the collar contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in other income (expense) on our consolidated statements of operations.

Item 4.	Controls and procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Approach Operating, LLC v. EnCana Oil & Gas (USA) Inc., Cause No. 29.070A, District Court of Limestone County, Texas. On July 2, 2009 our operating subsidiary filed a lawsuit against EnCana Oil & Gas (USA) Inc. (“EnCana”) for breach of the joint operating agreement (“JOA”) covering our North Bald Prairie project in East Texas and seeking damages for nonpayment of amounts owed under the JOA as well as declaratory relief. As we previously have disclosed, in December 2008, EnCana notified us that it was exercising its right to become operator of record for joint interest wells in North Bald Prairie under a carry and earning agreement between the parties. We dispute the right of EnCana to become the operator of record while it remains in default under the JOA. Regardless of the outcome of this proceeding, the JOA provides that either party (operator or non-operator) may propose the drilling of wells.
We are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk factors.
In addition to the other information set forth in this Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the headings “Items 1. and 2. Business and Properties — Markets and Customers; Competition; and Regulation,” “Item “1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” which risks could materially affect our business, financial condition and results of operations.
Except for the risk factors set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.
Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs, additional operating restrictions or delays or lower returns on our capital investments.
Congress currently is considering legislation to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and gas industry in the hydraulic fracturing, or “fracing,” process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. The proposed legislation could lead to (i) additional legal challenges to the fracing process based on alleged impact to drinking water or (ii) restrictions on the fluids that can be used in the process. Additional regulation and legal challenges could lead to operational delays and increased compliance and operating costs. Restrictions on fluids used in the fracing process could negatively impact the productivity of our future drilling locations, lower our return on capital expenditures and have a material adverse effect on our business, financial condition, results of operations and quantities of oil and gas reserves that may be economically produced.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the natural gas and oil we produce.
In June 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009” (“ACESA”). The purpose of ACESA is to control and reduce emissions of greenhouse gasses (“GHGs”), such as carbon dioxide and methane, in the United States. ACESA would establish a cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions over time. Under ACESA, most sources of GHG emission would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to increase significantly. The effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as natural gas and oil.
The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that restrict or reduce emissions of GHGs could increase our operating costs and have an adverse effect on demand for the natural gas and oil we produce.

Item 2.	Unregistered sales of equity securities and use of proceeds.
The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2009. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.
Issuer purchases of equity securities

	(a)		(c)	(d)
	Total	(b)	Total Number of	Maximum Number of
	Number of	Average	Shares Purchased	Shares that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Plans	Plans or Programs
Month #1
(April 1, 2009 — April 30, 2009)	—	—	—	—
Month #2
(May 1, 2009 — May 31, 2009)	—	—	—	—
Month #3
(June 1, 2009 — June 30, 2009)	2,402	$8.91	—	—

Total	2,402	$8.91	—	—

Item 3.	Defaults upon senior securities.
None.

Item 4.	Submission of matters to a vote of security holders.
On June 3, 2009, we held our annual meeting of stockholders to elect two Class II directors to our Board of Directors and to ratify the appointment of Hein & Associates LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. At the meeting, James H. Brandi and James C. Crain were re-elected as directors.
The following is a summary of the votes cast at the annual meeting:

Results of Voting		Votes For	Withheld
1.	Election of Directors
	James H. Brandi	20,084,302	31,654
	James C. Crain	20,061,520	54,436

					Broker
		Voted For	Against	Abstentions	Non-Votes
2.	Appointment of Hein & Associates LLP	20,108,471	4,574	2,911	—

Item 5.	Other information.
None.

Item 6.	Exhibits.
See “Index to Exhibits” following the signature page of this report for a description of the exhibits filed as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.
By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven P. Smart
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2009

Index to Exhibits

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).
3.2	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.1	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.2	First Amendment to Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.3†	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.4†	First Amendment to Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated December 31, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.5†	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.6†	First Amendment to Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated December 31, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.7†	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.8†	First Amendment to Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated December 31, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.9†	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.10†	First Amendment dated December 31, 2008 to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.11	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.12†	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.13†	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.14†	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.15†	Form of Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2008 and incorporated herein by reference).
10.16	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).
10.17	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.18	Agreement Regarding Gas Purchase Contract dated May 26, 2005 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.19	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.20	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.21	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.22	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).
10.23	$200,000,000 Revolving Credit Agreement dated as of January 18, 2008 among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008 and incorporated herein by reference).
10.24	Amendment dated February 19, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference).
10.25	Amendment dated May 6, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).
10.26	Amendment dated August 26, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).
10.27	Amendment dated April 8, 2009 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2009 and incorporated herein by reference).
10.28	Amendment dated July 8, 2009 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2009 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
31.1*	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.