Form 10-Q/A
period 2009-03-31
Approach Resources Inc
filed 2009-09-29
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2009 was 20,731,429.

Explanatory Note
     Approach Resources Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Abbreviated Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the Securities and Exchange Commission on May 6, 2009 (the “Form 10-Q”). The purpose of this Abbreviated Amendment is to correct an inadvertent omission on the signature page of the Form 10-Q. The signature page of the Form 10-Q incorrectly omitted the signature of the principal financial officer or chief accounting officer of the Company.
     Except for the signature page to the Form 10-Q as described above, no other changes have been made to the Form 10-Q.This Abbreviated Amendment contains only the cover page, this Explanatory Note, the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2, which have been updated to today’s date. This Abbreviated Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. — OTHER INFORMATION
Item 6. Exhibits.
See “Index to Exhibits” following the signature page of this Abbreviated Amendment for a description of the exhibits filed as part of this Abbreviated Amendment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.
By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven P. Smart
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: September 29, 2009

Index to Exhibits

Exhibit
Number	Description of Exhibit

31.1*	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

5