Form 10-Q
period 2009-09-30
Approach Resources Inc
filed 2009-11-05
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission file number: 001-33801

APPROACH RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0424817
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

One Ridgmar Centre 6500 W. Freeway, Suite 800 Fort Worth, Texas	76116 (Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2009 was 20,738,585.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements.
APPROACH RESOURCES INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$700	$4,077
Accounts receivable:
Joint interest owners	3,559	16,228
Oil and gas sales	2,586	5,936
Unrealized gain on commodity derivatives	854	8,017
Prepaid expenses and other current assets	510	579

Total current assets	8,209	34,837

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	381,656	362,805
Furniture, fixtures and equipment	1,452	977

	383,108	363,782
Less accumulated depletion, depreciation and amortization	(79,004)	(60,378)

Net properties and equipment	304,104	303,404
Other assets	220	—

Total assets	$312,533	$338,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,275	$13,564
Oil and gas sales payable	2,743	4,631
Accrued liabilities	2,782	9,810
Current portion of deferred income taxes	399	2,770

Total current liabilities	9,199	30,775

NON-CURRENT LIABILITIES:
Long-term debt	36,939	43,537
Unrealized loss on commodity derivatives	1,426	—
Deferred income taxes	38,085	35,891
Asset retirement obligations	4,454	4,225

Total liabilities	90,103	114,428

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,927,467 and 20,715,357 issued and 20,738,585 and 20,680,584 outstanding, respectively	209	207
Additional paid-in capital	168,709	167,349
Retained earnings	53,806	56,753
Accumulated other comprehensive loss	(294)	(496)

Total stockholders’ equity	222,430	223,813

Total liabilities and stockholders’ equity	$312,533	$338,241

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except shares and per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES:
Oil and gas sales	$8,787	$22,015	$28,767	$65,177

EXPENSES:
Lease operating	1,894	1,842	6,016	5,095
Severance and production taxes	455	968	1,392	2,891
Exploration	534	—	534	1,478
General and administrative	2,237	1,923	7,277	5,686
Depletion, depreciation and amortization	5,595	5,016	18,766	16,257

Total expenses	10,715	9,749	33,985	31,407

OPERATING (LOSS) INCOME	(1,928)	12,266	(5,218)	33,770

OTHER:
Interest expense, net	(451)	(423)	(1,353)	(914)
Realized gain (loss) on commodity derivatives	4,271	(195)	11,896	(676)
Unrealized (loss) gain on commodity derivatives	(6,414)	18,611	(8,589)	4,060

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(4,522)	30,259	(3,264)	36,240
INCOME TAX (BENEFIT) PROVISION	(1,378)	10,411	(317)	12,702

NET (LOSS) INCOME	$(3,144)	$19,848	$(2,947)	$23,538

(LOSS) EARNINGS PER SHARE:
Basic	$(0.15)	$0.96	$(0.14)	$1.14

Diluted	$(0.15)	$0.95	$(0.14)	$1.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	20,929,508	20,651,591	20,839,746	20,640,327
Diluted	20,929,508	20,851,848	20,839,746	20,837,166
See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$(2,947)	$23,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	18,766	16,257
Unrealized loss (gain) on commodity derivatives	8,589	(4,060)
Exploration expense	534	1,478
Share-based compensation expense	1,434	800
Deferred income taxes	(314)	11,789
Changes in working capital:
Accounts receivable	16,019	(9,003)
Prepaid expenses and other assets	99	285
Accounts payable	(10,315)	(1,118)
Oil and gas sales payable	(1,888)	6,571
Accrued liabilities	(7,047)	(641)

Cash provided by operating activities	22,930	45,896

INVESTING ACTIVITIES:
Additions to oil and gas properties	(18,993)	(72,213)
Additions to other property and equipment, net	(475)	(457)

Cash used in investing activities	(19,468)	(72,670)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	97
Borrowings under credit facility, net of debt issuance costs	55,677	83,878
Repayment of amounts outstanding under credit facility	(62,525)	(60,350)

Cash (used in) provided by financing activities	(6,848)	23,625

CHANGE IN CASH AND CASH EQUIVALENTS	(3,386)	(3,149)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	9	(10)
CASH AND CASH EQUIVALENTS, beginning of period	4,077	4,785

CASH AND CASH EQUIVALENTS, end of period	$700	$1,626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,199	$527

Cash paid for income taxes	$—	$49

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Adjustment to Neo Canyon acquisition purchase price allocation	$—	$509

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$(3,144)	$19,848	$(2,947)	$23,538
Other comprehensive income:
Foreign currency translation, net related income tax	111	188	202	127

Total comprehensive (loss) income	$(3,033)	$20,036	$(2,745)	$23,665

See accompanying notes to these consolidated financial statements.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
1. Summary of significant accounting policies
Organization and nature of operations
Approach Resources Inc. (“Approach,” the “Company,” “we,” “us” or “our”) is an independent energy company engaged in the exploration, development, production and acquisition of natural gas and oil properties in the United States and British Columbia. We currently operate in Texas, Kentucky and New Mexico and have non-operated interests in British Columbia.
Consolidation, basis of presentation and significant estimates
The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part to the volatility in prices for crude oil and natural gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission on March 13, 2009.
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
2. Current accounting pronouncements
Effective January 1, 2009, we adopted ASC 815-10 (formerly Statement of Financial Accounting Standards (“SFAS”) 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133), which amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and the related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 7 to our consolidated financial statements in this report for our derivatives disclosures.
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 855-10 (formerly SFAS No. 165) Subsequent Events, which establishes general standards of accounting for and disclosure

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
of events that occur after September 30, 2009 but before November 5, 2009. We adopted this standard upon issuance with no impact on our financial position or results of operations.
In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards CodificationTM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include the new Codification numbering system along with original references. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.
3. (Loss) earnings per common share
We report basic (loss) earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of our basic and diluted (loss) earnings per share (dollars in thousands, except per-share amounts):

	Three Months Ended September 30, 2009
	Income (numerator)	Shares (denominator)	Per-share amount

Basic loss per share:
Net loss	$(3,144)	20,929,508	$(0.15)
Effect of dilutive securities(1):
Share-based compensation, treasury method	—	—

Net loss plus assumed conversions	$(3,144)	20,929,508	$(0.15)

	Three Months Ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$19,848	20,651,591	$0.96
Effect of dilutive securities:
Share-based compensation, treasury method	—	172,214
Non-vested restricted shares	—	28,043

Net income plus assumed conversions	$19,848	20,851,848	$0.95

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	Nine Months Ended September 30, 2009
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net loss	$(2,947)	20,839,746	$(0.14)
Effect of dilutive securities(1):
Share-based compensation, treasury method	—	—

Net income plus assumed conversions	$(2,947)	20,839,746	$(0.14)

	Nine Months Ended September 30, 2008
	Income (numerator)	Shares (denominator)	Per-share amount

Basic earnings per share:
Net income	$23,538	20,640,327	$1.14
Effect of dilutive securities:
Share-based compensation, treasury method	—	184,769
Non-vested restricted shares	—	12,070

Net income plus assumed conversions	$23,538	20,837,166	$1.13

(1)	Approximately 416,000 stock options were excluded from assumed conversions because they were anti-dilutive for the three and nine months ended September 30, 2009.
4. Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $100 million at September 30, 2009. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.
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
On July 8, 2009, we entered into a fifth amendment to our credit agreement, which extended the maturity date under our revolving credit facility by one year to July 31, 2011. In consideration for extending the maturity date, we paid a $250,000 extension fee, calculated as 0.25% of the current commitment amount of $100 million. The $250,000 fee is being amortized into interest expense through the extended maturity date.
We had outstanding borrowings of $36.9 million and $43.5 million under our revolving credit facility at September 30, 2009 and December 31, 2008, respectively. The weighted average interest rate applicable to our outstanding borrowings was 2.92% and 3.25% as of September 30, 2009 and December 31, 2008, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $400,000

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
at September 30, 2009, which reduce amounts available for borrowing under our revolving credit facility.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
Effective October 30, 2009, we entered into a sixth amendment to our credit agreement, which increased the borrowing base under the credit agreement to $115 million from $100 million.
At October 31, 2009, we had $35.8 million outstanding under our revolving credit facility, with a weighted average interest rate of 3.07%.
Covenants
Our credit agreement contains two principal financial covenants:
•	a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 at all times. The consolidated modified current ratio is calculated by dividing Consolidated Current Assets (as defined in the credit agreement) by Consolidated Current Liabilities (as defined in the credit agreement). As defined more specifically in the credit agreement, the consolidated modified current ratio is calculated as current assets less current unrealized gains on commodity derivatives plus the available borrowing base at the respective balance sheet date, divided by current liabilities less current unrealized losses on commodity derivatives at the respective balance sheet date.

•	a consolidated funded debt to consolidated EBITDAX ratio covenant that requires us to maintain a ratio of not more than 3.5 to 1.0 at the end of each fiscal quarter. The consolidated funded debt to consolidated EBITDAX ratio is calculated by dividing Consolidated Funded Debt (as defined in the credit agreement) by Consolidated EBITDAX (as defined in the credit agreement). As defined more specifically in the credit agreement, consolidated EBITDAX is calculated as net income (loss), plus (1) exploration expense, (2) depletion, depreciation and amortization expense, (3) share-based compensation expense, (4) unrealized loss on commodity derivatives, (5) interest expense, (6) income and franchise taxes, and (7) certain other non-cash expenses, less (1) gains or losses from sales or dispositions of assets, (2) unrealized gain on commodity derivatives and (3) extraordinary or non-recurring gains. For purposes of calculating this ratio, consolidated EBITDAX for a fiscal quarter is annualized pursuant to the credit agreement.
Our credit agreement also restricts cash dividends and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, assets sales, investments in other entities and liens on properties.
In addition, our credit agreement contains customary events of default that would permit our lenders to accelerate the debt under our credit agreement if not cured within applicable grace periods, including, among others, failure to make payments of principal or interest when due, materially incorrect representations and warranties, failure to make mandatory prepayments in the event of borrowing base deficiencies, breach of covenants, defaults upon other obligations in excess of $500,000, events of bankruptcy, the occurrence of one or more unstayed judgments in excess of $500,000 not covered by an acceptable policy of insurance, failure to pay any obligation in excess of $500,000 owed under any derivatives transaction or in any amount if the obligation under the derivatives transaction is secured by

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
collateral under the credit agreement, any event of default by the Company occurs under any agreement entered into in connection with a derivatives transaction, liens securing the loans under the credit agreement cease to be in place, a Change in Control (as defined in the credit agreement) of the Company occurs, and dissolution of the Company.
At September 30, 2009, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.
5. Commitments and Contingencies
On July 2, 2009, our operating subsidiary filed a lawsuit against the non-operating, joint working interest owner in our North Bald Prairie project in East Texas. The lawsuit is for breach of the joint operating agreement (“JOA”) covering the project in East Texas and seeks damages for nonpayment of amounts owed under the JOA as well as declaratory relief. As we previously have disclosed, in December 2008, the non-operating, joint interest owner notified us that it was exercising its right to become operator of record for joint interest wells in North Bald Prairie under a carry and earning agreement between the parties. We dispute the right of the joint interest owner to become the operator of record while it remains in default under the JOA.
During the three months ended September 30, 2009, the non-operator began suspending payment of amounts owed under the JOA, in addition to prior amounts either not paid or underpaid by the non-operator. At September 30, 2009, the non-operator owed us $2.1 million, which is included in accounts receivable from joint interest owners on our consolidated balance sheet. We have accrued obligations owed to the non-operator of approximately $210,000, which are included in accrued liabilities on our consolidated balance sheet at September 30, 2009. While we cannot predict the outcome of this proceeding with certainty, we believe the receivable balance is collectible and, therefore, no allowance for uncollectible accounts has been provided.
In addition to the proceeding described above, we are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.
6. Income taxes
The effective income tax rate for the three and nine months ended September 30, 2009 was 30.5% and 9.7%, respectively. Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income for the nine months ended September 30, 2009 due primarily to a change in our estimated income tax expense for the year ended December 31, 2008 along with the impact of permanent differences between book and taxable income and increased state income tax rates. Total income tax expense based on U.S. federal statutory tax rates was not significantly different from income tax expense for the nine months ended September 30, 2008.

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
7. Derivatives
At September 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Price collars 2009	180,000	540,000	$7.50	$10.50
Price collars 2009	130,000	390,000	$8.50	$11.70
Price swaps 2009	150,000	450,000			$4.50
Price swaps 2010	150,000	1,800,000			$5.85
Price swaps 2010	150,000	1,800,000			$6.40
WAHA basis differential
Basis swaps 2009	200,000	600,000			$(0.61)
Basis swaps 2009	300,000	900,000			$(0.67)
Basis swaps 2010	415,000	4,980,000			$(0.71)
Basis swaps 2011	300,000	3,600,000			$(0.53)
The following summarizes the fair value of our open commodity derivatives as of September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
	Location	Fair Value		Location	Fair Value
		September 30,	December 31,		September 30,	December 31,
		2009	2008		2009	2008
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$854	$8,017	Unrealized loss on commodity derivatives	$1,426	$ —

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
The following summarizes the change in the fair value of our commodity derivatives (in thousands):

	Asset Derivatives
	Income Statement
	Location	Fair Value
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2009	2008	2009	2008
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	$(6,414)	$18,611	$(8,589)	$4,060
	Realized gain (loss) on commodity derivatives	4,271	(195)	11,896	(676)

		$(2,143)	$18,416	$3,307	$3,384

Subsequent to September 30, 2009, we entered into a NYMEX — Henry Hub price swap at $6.36 per MMBtu for 100,000 MMBtu per month for 2010.
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
To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:
•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2009, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including

APPROACH RESOURCES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2009, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2009, our Level 3 measurements were limited to our asset retirement obligation.
We are exposed to credit losses in the event of nonperformance by the counterparties on our commodity derivatives positions and have considered the exposure in our internal valuations. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.
8. Share-based compensation
During the nine months ended September 30, 2009, we granted 166,354 restricted shares of common stock to employees. The total fair market value of these restricted shares on the grant date was $1.5 million, which will be expensed over a service period of three years. A summary of the status of non-vested shares for the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	56,023	$18.96

Granted	166,354	8.80
Vested	(10,280)	21.75
Canceled	(1,967)	11.16

Nonvested at September 30, 2009	210,130	$10.35

Item 2. Management’s discussion and analysis of financial condition and results of operations.
The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this Management’s discussion and analysis follows the “Results of operations” table in this Item 2.
Cautionary statements regarding forward-looking statements
Various statements in this report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future reserves, production, revenues, income and capital spending. When we use the words “will,” “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project” or their negatives, other similar expressions or the statements that include those words, it usually is a forward-looking statement.
The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors detailed below and discussed in our 2008 Annual Report on Form 10-K and subsequent filings. All forward-looking statements speak only as of the date of this report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:
•	global economic and financial market conditions,

•	our business strategy,

•	estimated quantities of oil and gas reserves,

•	uncertainty of commodity prices in oil and gas,

•	disruption of credit and capital markets,

•	our financial position,

•	our cash flow and liquidity,

•	replacing our oil and gas reserves,

•	our inability to retain and attract key personnel,

•	uncertainty regarding our future operating results,

•	uncertainties in exploring for and producing oil and gas,

•	high costs, shortages, delivery delays or unavailability of drilling rigs, equipment, labor or other services,

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas and other processing and transportation considerations,

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations,

•	competition in the oil and gas industry,

•	marketing of oil, gas and natural gas liquids,

•	exploitation of our current asset base or property acquisitions,

•	the effects of government regulation and permitting and other legal requirements,

•	plans, objectives, expectations and intentions contained in this report that are not historical, and

•	other factors discussed in our 2008 Annual Report on Form 10-K and subsequent filings, including this Quarterly Report on Form 10-Q.
Overview
We are an independent energy company engaged in the exploration, development, production and acquisition of natural gas and oil properties. We have assembled leasehold interests aggregating approximately 302,484 gross (201,267 net) acres as of September 30, 2009. We operate in Texas, Kentucky and New Mexico and have non-operated interests in British Columbia.
At December 31, 2008, we had estimated proved reserves of approximately 211.1 Bcfe. At September 30, 2009, we owned working interests in 473 producing oil and gas wells. Production for the third quarter of 2009 was 21.8 MMcfe/d. Our estimated production for the month of October 2009 was 21.1 MMcfe/d.
In December 2008, we announced a capital expenditure budget of $43.8 million for 2009. Due to the extended decline of oil and natural gas prices, however, in March 2009 we announced that we would not extend the contracts for our two remaining drilling rigs after March 31, 2009, and we released these rigs during the first week of April 2009.
We have resumed drilling and currently are operating two rigs in Cinco Terry. We also have begun 3-D seismic operations in Cinco Terry. We plan to move one rig into Ozona Northeast in November 2009 to begin drilling. Given the anticipated increase in activity during the remainder of 2009, we currently expect that our capital expenditures for the year ending December 31, 2009, including these projects but excluding any acquisitions, will not exceed $30 million. We intend to fund remaining 2009 capital expenditures, excluding any acquisitions, with internally-generated cash flows.

Our Board of Directors has approved a capital expenditure budget of up to $53 million for 2010. The 2010 capital expenditure budget provides for us to operate two rigs in Cinco Terry and one rig in Ozona Northeast until mid-year 2010, when we plan to operate four rigs in Cinco Terry and two rigs in Ozona Northeast.
Our financial results depend upon many factors, particularly the price of oil and gas. Commodity prices are affected by changes in market demand, which is impacted by overall economic activity, weather, pipeline capacity constraints, estimates of inventory storage levels, commodity price differentials and other factors. As a result, we cannot accurately predict future oil and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through the capital markets. We enter into financial swaps and collars to partially mitigate the risk of market price fluctuations related to future oil and gas production. See Note 7 to our consolidated financial statements in this report for information regarding our commodity derivatives positions at September 30, 2009.
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
Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We generally will attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. See “Capital expenditures for 2009.” A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues from pre-2009 levels and increase future expected costs necessary to develop existing reserves. As discussed above, due to the extended decline of oil and natural gas prices, we released our remaining rigs during the first week of April 2009. The natural decline of our tight gas fields and reduced drilling activity has caused a decline in our average daily production since the three months ended March 31, 2009.
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

Results of operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues (in thousands):
Gas	$5,001	$14,456	$16,936	$47,900
Oil	2,490	5,973	7,700	13,223
NGLs	1,296	1,586	4,131	4,054

Total oil and gas sales	8,787	22,015	28,767	65,177

Realized gain (loss) on commodity derivatives	4,271	(195)	11,896	(676)

Total oil and gas sales including derivative impact	$13,058	$21,820	$40,663	$64,501

Production:
Gas (MMcf)	1,505	1,588	4,900	4,927
Oil (MBbls)	39	54	155	120
NGLs (MBbls)	44	28	164	75

Total (MMcfe)	2,003	2,080	6,817	6,097
Total (MMcfe/d)	21.8	22.6	25.0	22.3

Average prices:
Gas (per Mcf)	$3.32	$9.10	$3.46	$9.72
Oil (per Bbl)	63.49	110.61	49.53	110.19
NGLs (per Bbl)	29.72	56.64	25.18	54.05

Total (per Mcfe)	$4.39	$10.58	$4.22	$10.69

Realized gain (loss) on commodity derivatives (per Mcfe)	2.13	(0.09)	1.75	(0.11)

Total including derivative impact (per Mcfe)	$6.52	$10.49	$5.97	$10.58

Costs and expenses (per Mcfe):
Lease operating	$0.95	$0.89	$0.88	$0.84
Severance and production taxes	0.23	0.47	0.20	0.47
Exploration	0.27	—	0.08	0.24
General and administrative	1.12	0.92	1.07	0.93
Depletion, depreciation and amortization	2.79	2.41	2.75	2.67

Glossary
Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil, condensate or NGLs.
Bcf. Billion cubic feet of natural gas.
Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.
MBbl. Thousand barrels of oil, condensate or NGLs.
Mcf. Thousand cubic feet of natural gas.
Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.
MMBtu. Million British thermal units.
MMcf. Million cubic feet of natural gas.
MMcfe. Million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.
NGLs. Natural gas liquids.
/d. “Per day” when used with volumetric units or dollars.

Three months ended September 30, 2009 compared to three months ended September 30, 2008
Oil and gas production. Production for the three months ended September 30, 2009 totaled 2.0 Bcfe (21.8 MMcfe/d), compared to 2.1 Bcfe (22.6 MMcfe/d) produced in the prior year period, a decrease of 3.7%. Production for the three months ended September 30, 2009 was 75% natural gas and 25% oil and NGLs, compared to 76% natural gas and 24% oil and NGLs in prior year period. Tight gas sands are unconventional natural gas reservoirs. Production from these reservoirs has a high initial rate of decline in the early life of the well. The natural decline of our tight gas fields and reduced drilling activity has caused a decline in our average daily production from the three months ended September 30, 2008 to the three months ended September 30, 2009. Production declined at a faster rate in our Cinco Terry field than Ozona Northeast, which we believe is typical given its earlier stage of development. Production declined at a slower rate in Ozona Northeast due to the later stage of development of the field.
Oil and gas sales. Oil and gas sales decreased $13.2 million, or 60.1%, for the three months ended September 30, 2009 to $8.8 million from $22.0 million for the three months ended September 30, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the price we received for our natural gas, oil and NGL production. The average price we received for our production, before the effect of commodity derivatives, decreased from $10.58 per Mcfe to $4.39 per Mcfe as oil and gas prices decreased significantly between the two periods. Of the $13.2 million decrease in revenues, approximately $12.5 million was attributable to a decrease in oil and gas prices and approximately $749,000 was attributable to a reduction in production volumes.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a gain of $4.3 million and a loss of $195,000 for the three months ended September 30, 2009 and 2008, respectively. Our average realized price, including the effect of commodity derivatives, was $6.52 per Mcfe for the three months ended September 30, 2009, compared to $10.49 per Mcfe for the three months ended September 30, 2008. Realized gains and losses on commodity derivatives are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing in our price swaps for the applicable periods. The unrealized loss on commodity derivatives was $6.4 million for the three months ended September 30, 2009, and the unrealized gain on commodity derivatives was $18.6 million for the three months ended September 30, 2008. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”
Lease operating expenses. Our lease operating expenses, or LOE, were relatively constant with an increase of $52,000, or 2.8%, for the three months ended September 30, 2009 to $1.9 million ($0.95 per Mcfe) from $1.8 million ($0.89 per Mcfe) for the three months ended September 30, 2008. The increase in LOE per Mcfe over the prior year period was due primarily to increases in pumping and supervision, well related repairs and maintenance, compression and water hauling, certain of which are fixed costs, partially offset by lower ad valorem taxes and workover expenses. The following is a summary of LOE (per Mcfe):

	Three Months Ended
	September 30,
	2009	2008	Change	% Change

Compression and gas treating	$0.26	$0.24	$0.02	8.3%
Water hauling, insurance and other	0.18	0.16	0.02	12.5
Pumping and supervision	0.18	0.13	0.05	38.5
Ad valorem taxes	0.18	0.21	(0.03)	(14.3)
Well repairs and maintenance	0.14	0.11	0.03	27.3
Workovers	0.01	0.04	(0.03)	(75.0)

Total	$0.95	$0.89	$0.06	6.7%

Severance and production taxes. Our production taxes decreased $513,000, or 53.0%, for the three months ended September 30, 2009 to $455,000 from $968,000 for the three months ended September 30, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between the two periods. Severance and production taxes amounted to approximately 5.2% and 4.4% of oil and gas sales for the respective periods.
Exploration. We recorded $534,000 of exploration expense for the three months ended September 30, 2009. Exploration expense in the 2009 period resulted primarily from the expiration of leases for approximately 2,300 net acres in our Ozona Northeast and North Bald Prairie fields. We recorded no exploration expense for the three months ended September 30, 2008.
General and administrative. Our general and administrative, or G&A, expenses increased $314,000, or 16.3%, to $2.2 million ($1.12 per Mcfe) for the three months ended September 30, 2009 from $1.9 million ($0.92 per Mcfe) for the three months ended September 30, 2008. The increase in G&A expenses was principally due to increased staffing and share-based compensation. Following is a summary of G&A expenses (in millions and per Mcfe):

	Three Months Ended
	September 30,
	2009		2008		Change
	$MM	Mcfe	$MM	Mcfe	$MM	Mcfe	% Change
Salaries and benefits	$1.0	$0.48	$0.8	$0.40	$0.2	$0.08	20.0%
Share-based compensation	0.4	0.21	0.3	0.15	0.1	0.06	40.0
Professional fees	0.3	0.15	0.3	0.15	—	—	—
Other	0.5	0.28	0.5	0.22	—	0.06	27.3

Total	$2.2	$1.12	$1.9	$0.92	$0.3	$0.20	21.7%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization, or DD&A, expense increased $579,000, or 11.5%, to $5.6 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008. Our DD&A expense per Mcfe increased by $0.38, or 15.8%, to $2.79 per Mcfe for the three months ended September 30, 2009, compared to $2.41 per Mcfe for the three months ended September 30, 2008. The increase in DD&A expense was primarily attributable to an increase in capitalized costs, partially offset by a decrease in production over the prior year period.
Interest expense, net. Our interest expense, net, increased $28,000, or 6.6%, to $451,000 for the three months ended September 30, 2009 from $423,000 for the three months ended September 30, 2008. This increase was substantially the result of our higher average debt level in the 2009 period, partially offset by lower interest rates in the 2009 period.
Income taxes. Our income taxes decreased $11.8 million to a benefit of $1.4 million for the three months ended September 30, 2009, from a provision of $10.4 million for the three months ended September 30,

2008. The decrease in income tax provision was due to the decrease in our income before taxes. Our effective income tax rate for the three months ended September 30, 2009 was 30.5%, compared with 34.4% for the three months ended September 30, 2008. The decrease in the effective tax rate relates primarily to the increased impact of permanent differences between book and taxable income.
Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
Oil and gas production. Production for the nine months ended September 30, 2009 totaled 6.8 Bcfe (25.0 MMcfe/d), compared to 6.1 Bcfe (22.3 MMcfe/d) produced in the prior year period, an increase of 11.8%. Production for the nine months ended September 30, 2009 was 72% natural gas and 28% oil and NGLs, compared to 81% natural gas and 19% oil and NGLs in prior year period.
Oil and gas sales. Oil and gas sales decreased $36.4 million, or 55.9%, for the nine months ended September 30, 2009 to $28.8 million from $65.2 million for the nine months ended September 30, 2008. The decrease in oil and gas sales principally resulted from sharp decreases in the price we received for our natural gas, oil and NGL production. The decrease in oil and gas sales was partially offset by a 1.1 MMcfe increase in production from the continued development of our Cinco Terry field. The average price we received for our production, before the effect of commodity derivatives, decreased from $10.69 per Mcfe to $4.22 per Mcfe as oil and gas prices decreased significantly between the two periods. Of the $36.4 million decrease in revenues, approximately $40.3 million was attributable to a decrease in oil and gas prices, which was partially offset by approximately $3.9 million attributable to growth in production volume from the continued development in Cinco Terry.
Commodity derivative activities. Realized gains and losses from our commodity derivative activity resulted in a gain of $11.9 million and a loss of $676,000 for the nine months ended September 30, 2009 and 2008, respectively. Our average realized price, including the effect of commodity derivatives, was $5.97 per Mcfe for the nine months ended September 30, 2009, compared to $10.58 per Mcfe for the nine months ended September 30, 2008. Realized gains and losses on commodity derivatives are derived from the relative movement of gas prices in relation to the range of prices in our collars or the fixed notional pricing in our price swaps for the applicable periods. The unrealized loss on commodity derivatives was $8.6 million for the nine months ended September 30, 2009, and the unrealized gain on commodity derivatives was $4.1 million for the nine months ended September 30, 2008. As natural gas commodity prices increase, the fair value of the open portion of those positions decreases. As natural gas commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”
Lease operating expenses. Our LOE increased $921,000, or 18.1%, for the nine months ended September 30, 2009 to $6.0 million ($0.88 per Mcfe) from $5.1 million ($0.84 per Mcfe) for the nine months ended September 30, 2008. The increase in LOE per Mcfe over the prior year period was due in part to increases in compression and pumping and supervision, partially offset by lower well-related repair and maintenance, ad valorem taxes and workover expenses. The following is a summary of LOE (per Mcfe):

	Nine Months Ended
	September 30,
	2009	2008	Change	% Change
Compression and gas treating	$0.30	$0.24	$0.06	25.0%
Water hauling, insurance and other	0.16	0.14	0.02	14.3
Ad valorem taxes	0.16	0.17	(0.01)	(5.9)
Pumping and supervision	0.15	0.13	0.02	15.4
Well repairs and maintenance	0.10	0.13	(0.03)	(23.1)
Workovers	0.01	0.03	(0.02)	(66.7)

Total	$0.88	$0.84	$0.04	4.8%

Severance and production taxes. Our production taxes decreased $1.5 million, or 51.9%, for the nine months ended September 30, 2009 to $1.4 million from $2.9 million for the nine months ended September 30, 2008. The decrease in production taxes was a function of the decrease in oil and gas sales between the two periods. Severance and production taxes amounted to approximately 4.8% and 4.4% of oil and gas sales for the respective periods.
Exploration. We recorded $534,000 and $1.5 million of exploration expense for the nine months ended September 30, 2009 and 2008, respectively. Exploration expense in the 2009 period resulted primarily from the expiration of leases for approximately 2,300 net acres in our Ozona Northeast and North Bald Prairie fields. Exploration expense in the 2008 period resulted primarily from the extension of lease terms in our Ozona Northeast field and from one dry hole drilled in Ozona Northeast.
General and administrative. Our G&A expenses increased $1.6 million, or 28.0%, to $7.3 million ($1.07 per Mcfe) for the nine months ended September 30, 2009 from $5.7 million ($0.93 per Mcfe) for the nine months ended September 30, 2008. G&A expenses for the nine months ended September 30, 2009 included higher share-based compensation resulting from timing of payment of 2009 annual director fees, as well as higher salaries and related employee benefit costs attributable to our increase in staff from the prior year period. G&A expenses for the nine months ended September 30, 2009 also included an increase in franchise taxes partially due to the timing of payment compared to 2008. The following is a summary of G&A expenses (in millions and per Mcfe):

	Nine Months Ended
	September 30,
	2009		2008		Change
	$MM	Mcfe	$MM	Mcfe	$MM	Mcfe	% Change
Salaries and benefits	$3.0	$0.43	$2.4	$0.39	$0.6	$0.04	10.3%
Share-based compensation	1.5	0.22	0.8	0.14	0.7	0.08	57.1
Professional fees	0.9	0.14	1.1	0.17	(0.2)	(0.03)	(17.6)
State franchise taxes	0.4	0.06	—	—	0.4	0.06	—
Other	1.5	0.22	1.4	0.23	0.1	(0.1)	(4.3)

Total	$7.3	$1.07	$5.7	$0.93	$1.6	$0.14	15.1%

Depletion, depreciation and amortization. Our DD&A expenses increased $2.5 million, or 15.4%, to $18.8 million for the nine months ended September 30, 2009 from $16.3 million for the nine months ended September 30, 2008. Our DD&A expenses per Mcfe increased by $0.08 or 3.0%, to $2.75 per Mcfe for the nine months ended September 30, 2009, compared to $2.67 per Mcfe for the nine months ended September 30, 2008.
Interest expense, net. Our interest expense, net, increased $439,000, or 48.0%, to $1.4 million for the nine months ended September 30, 2009 from $914,000 for the nine months ended September 30, 2008. This increase was substantially the result of our higher average debt level in the 2009 period as partially offset by lower interest rates in the 2009 period.

Income taxes. Our income taxes decreased $13.0 million to a benefit of $317,000 for the nine months ended September 30, 2009, from a provision of $12.7 million for the nine months ended September 30, 2008. The decrease in income tax provision was due to the decrease in our income before taxes. Our effective income tax rate for the nine months ended September 30, 2009 was 9.7%, compared with 35.0% for the nine months ended September 30, 2008. The decrease in the effective rate resulted primarily from an increased impact of permanent differences between book and taxable income, partially offset by an increase in our estimated income tax expenses for the year ended December 31, 2008 and increased effective state income tax rates.
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
Our cash flow from operations is driven by commodity prices and production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices will cause a decrease in our exploration and development expenditures and production volumes. Our working capital also is influenced by our efforts to lower our long-term debt and related interest costs. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.
The following table summarizes our sources and uses of funds for the periods noted (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash flows provided by operating activities	$22,930	$45,896
Cash flows used in investing activities	(19,468)	(72,670)
Cash flows (used in) provided by financing activities	(6,848)	23,625
Effect of Canadian exchange rate	9	(10)

Net (decrease) in cash and cash equivalents	$(3,377)	$(3,159)

Operating activities
For the nine months ended September 30, 2009, our cash flows from operations, borrowings under our revolving credit facility and available cash were used for drilling activities and for the payment of a portion of our long-term debt. The $22.9 million in cash flows generated in the 2009 period decreased $23.0 million from the same period in 2008 due primarily to a $36.4 million decline in oil and gas sales and a $774,000 increase in working capital components as well as a net increase of $12.6 million in other cash income and expense items.

Working capital
The decrease in working capital components, specifically joint interest owners accounts receivable, accounts payable and accrued liabilities, is a result of our decreased drilling activity. The decrease in oil and gas sales receivable and payable is primarily attributable to the sharp decline in oil and gas prices.
Investing activities
The cash flows used in investing activities in the 2009 period were for the continued development of our Cinco Terry and Ozona Northeast fields. For the comparable 2008 period, the cash flows used in investing activities were primarily for the drilling of wells in our Ozona Northeast, Cinco Terry and North Bald Prairie fields.
Capital expenditures for 2009
In December 2008, we announced a capital expenditure budget of $43.8 million for 2009. Due to the extended decline of oil and natural gas prices, however, in March 2009 we announced that we would not extend the contracts for our two remaining drilling rigs after March 31, 2009, and we released these rigs during the first week of April 2009.
We have resumed drilling and currently are operating two rigs in Cinco Terry. We also have begun 3-D seismic operations in Cinco Terry. We plan to move one rig into Ozona Northeast in November 2009 to begin drilling. Given the anticipated increase in activity during the remainder of 2009, we currently expect that our capital expenditures for the year ending December 31, 2009, including these projects but excluding any acquisitions, will not exceed $30 million. We intend to fund remaining 2009 capital expenditures, excluding any acquisitions, with internally-generated cash flows. Our capital expenditure budget is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
Estimated capital expenditures for 2010
The following table summarizes our estimated capital expenditures for 2010. We intend to fund 2010 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows and, as necessary, borrowings under our revolving credit facility.

Estimated
Year Ended
December 31, 2010
Area of Operation	(in thousands)
West Texas
Ozona Northeast	$25,600
Cinco Terry	19,950
Exploratory	3,075
Lease acquisition, geological and geophysical	4,375

Total capital expenditures	$53,000

Our capital expenditure budget for 2010 is subject to change depending upon a number of factors, including economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil and gas, the results of our development and exploration efforts, the availability of sufficient capital resources for drilling prospects, our financial results, the availability of leases on reasonable terms and our ability to obtain permits for the drilling locations.
Financing activities
We borrowed $55.9 million and $83.9 million under our revolving credit facility during the nine months ended September 30, 2009 and 2008, respectively. We repaid $62.5 million and $60.4 million of the amounts borrowed under our revolving credit facility during the nine months ended September 30, 2009 and 2008, respectively.
Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly-leveraged companies with large interest costs and possible debt reductions restricting ongoing operations.
We believe that cash flows from operations and borrowings under our revolving credit facility will finance substantially all of our capital needs through 2010. We may also use our revolving credit facility for possible acquisitions and temporary working capital needs. Further, we may determine to access the public equity or debt markets for potential acquisitions, working capital or other liquidity needs, if such financing is available on acceptable terms.
Revolving credit facility
We have a $200 million revolving credit facility with a borrowing base set at $115 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.
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
We had outstanding borrowings of $36.9 million and $43.5 million under our revolving credit facility at September 30, 2009 and December 31, 2008, respectively. The weighted average interest rate applicable to our outstanding borrowings was 2.92% and 3.25% as of September 30, 2009 and December 31, 2008, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $400,000 at September 30, 2009, which reduce amounts available for borrowing under our revolving credit facility.
Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.
At October 31, 2009, we had $35.8 million outstanding under our revolving credit facility, with a weighted average interest rate of 3.07%.
Covenants
Our credit agreement contains two principal financial covenants:
•	a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 at all times. The consolidated modified current ratio is calculated by dividing Consolidated

Current Assets (as defined in the credit agreement) by Consolidated Current Liabilities (as defined in the credit agreement). As defined more specifically in the credit agreement, the consolidated modified current ratio is calculated as current assets less current unrealized gains on commodity derivatives plus the available borrowing base at the respective balance sheet date, divided by current liabilities less current unrealized losses on commodity derivatives at the respective balance sheet date.

•	a consolidated funded debt to consolidated EBITDAX ratio covenant that requires us to maintain a ratio of not more than 3.5 to 1.0 at the end of each fiscal quarter. The consolidated funded debt to consolidated EBITDAX ratio is calculated by dividing Consolidated Funded Debt (as defined in the credit agreement) by Consolidated EBITDAX (as defined in the credit agreement). As defined more specifically in the credit agreement, consolidated EBITDAX is calculated as net income (loss), plus (1) exploration expense, (2) depletion, depreciation and amortization expense, (3) share-based compensation expense, (4) unrealized loss on commodity derivatives, (5) interest expense, (6) income and franchise taxes, and (7) certain other non-cash expenses, less (1) gains or losses from sales or dispositions of assets, (2) unrealized gain on commodity derivatives and (3) extraordinary or non-recurring gains. For purposes of calculating this ratio, consolidated EBITDAX for a fiscal quarter is annualized pursuant to the credit agreement.
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
At September 30, 2009, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.
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
Contractual obligations
There have been no material changes to our contractual obligations during the nine months ended September 30, 2009.
Off-balance sheet arrangements
From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2009, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas marketing commitments. We do not believe that these arrangements are reasonably likely to materially affect our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Price collars 2009	180,000	540,000	$7.50	$10.50
Price collars 2009	130,000	390,000	$8.50	$11.70
Price swaps 2009	150,000	450,000			$4.50
Price swaps 2010	150,000	1,800,000			$5.85
Price swaps 2010	150,000	1,800,000			$6.40
WAHA basis differential
Basis swaps 2009	200,000	600,000			$(0.61)
Basis swaps 2009	300,000	900,000			$(0.67)
Basis swaps 2010	415,000	4,980,000			$(0.71)
Basis swaps 2011	300,000	3,600,000			$(0.53)
At September 30, 2009 and December 31, 2008, the fair value of our open derivative contracts was a net liability of approximately $572,000 and a net asset of approximately $8.0 million, respectively.
Subsequent to September 30, 2009, we entered into a NYMEX — Henry Hub price swap at $6.36 per MMBtu for 100,000 MMBtu per month for 2010.
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
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting
There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.   Legal proceedings.
Our operating subsidiary filed a lawsuit in July 2009 against EnCana Oil & Gas (USA) Inc. (“EnCana”) in the District Court of Limestone County, Texas, for breach of the joint operating agreement (“JOA”) covering our North Bald Prairie project in East Texas. This proceeding is described in more detail in Part II, Item 1, “Legal Proceedings,” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the SEC on August 7, 2009 and Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.
During the three months ended September 30, 2009, EnCana began suspending payment of amounts owed under the JOA, in addition to prior amounts either not paid or underpaid by EnCana. In October 2009, EnCana filed a Motion to Compel Arbitration and Stay Litigation and delivered a demand for arbitration, alleging that the parties’ claims, including EnCana’s claim that we should have transferred operatorship of North Bald Prairie in December 2008, should be subject to binding arbitration under a carry and earning agreement between the parties. We have opposed EnCana’s filing, informed the court that we will transfer operatorship to EnCana when EnCana has made all payments it owes under the JOA and requested that the court stay any arbitration proceeding until such payment issues have been resolved.
We also are involved in various other legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, together or in the aggregate, would be material to our consolidated financial condition, results of operations or cash flows.
Item 1A.   Risk factors.
In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following reports that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2008, under the headings “Items 1. and 2. Business and Properties — Markets and Customers; Competition; and Regulation,” “Item 1A. Risk Factors,” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 13, 2009 and Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the SEC on August 7, 2009.
There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the SEC on March 13, 2009 and August 7, 2009, respectively, which are accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.
Item 2.   Unregistered sales of equity securities and use of proceeds.
The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2009. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

Issuer purchases of equity securities

	(a)		(c)	(d)
	Total	(b)	Total Number of	Maximum Number of
	Number of	Average	Shares Purchased	Shares that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under the
Period	Purchased	Per Share	Announced Plans	Plans or Programs
Month #1
(July 1, 2009 —July 31, 2009)	—	—	—	—
Month #2
(August 1, 2009 — August 31, 2009)	719	$7.47	—	—
Month #3
(September 1, 2009 — September 30, 2009)	—	—	—	—

Total	719	$7.47	—	—
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
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Date: November 5, 2009

Index to Exhibits

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).
3.2	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007 and incorporated herein by reference).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.1	Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.2	First Amendment to Form of Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.3†	Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2003 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.4†	First Amendment to Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated December 31, 2008 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.5†	Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated January 1, 2003 (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.6†	First Amendment to Employment Agreement by and between Approach Resources Inc. and Steven P. Smart dated December 31, 2008 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.7†	Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated January 1, 2003 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.8†	First Amendment to Employment Agreement by and between Approach Resources Inc. and Glenn W. Reed dated December 31, 2008 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.9†	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.10†	First Amendment dated December 31, 2008 to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008 and incorporated herein by reference).
10.11	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.12†	Form of Option Agreement under 2003 Stock Option Plan (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.13†	Restricted Stock Award Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated March 14, 2007 (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed July 12, 2007 and incorporated herein by reference).
10.14†	Form of Summary of Stock Option Grant under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).
10.15†	Form of Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2008 and incorporated herein by reference).
10.16	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007 and incorporated herein by reference).
10.17	Gas Purchase Contract dated May 1, 2004 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.18	Agreement Regarding Gas Purchase Contract dated May 26, 2005 between Ozona Pipeline Energy Company, as Buyer, and Approach Resources I, L.P. and certain other parties identified therein (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.19	Oil & Gas Lease dated February 27, 2007 between the lessors identified therein and Approach Oil & Gas Inc., as successor to Lynx Production Company, Inc. (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.20	Specimen Oil and Gas Lease for Boomerang prospect between lessors and Approach Oil & Gas Inc., as successor to The Keeton Group, LLC, as lessee (filed as Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed September 13, 2007 (File No. 333-144512) and incorporated herein by reference).
10.21	Lease Crude Oil Purchase Agreement dated May 1, 2004 by and between ConocoPhillips and Approach Operating LLC (filed as Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512) and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.22	Gas Purchase Agreement dated as of November 21, 2007 between WTG Benedum Joint Venture, as Buyer, and Approach Oil & Gas Inc. and Approach Operating, LLC, as Seller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 28, 2007 and incorporated herein by reference).
10.23	$200,000,000 Revolving Credit Agreement dated as of January 18, 2008 among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, and the financial institutions named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 23, 2008 and incorporated herein by reference).
10.24	Amendment dated February 19, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2008 and incorporated herein by reference).
10.25	Amendment dated May 6, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, as lender, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).
10.26	Amendment dated August 26, 2008 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2008 and incorporated herein by reference).
10.27	Amendment dated April 8, 2009 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2009 and incorporated herein by reference).
10.28	Amendment dated July 8, 2009 to Credit Agreement among Approach Resources Inc., as borrower, The Frost National Bank, as administrative agent and lender, JPMorgan Chase Bank, NA, Fortis Capital Corp. and KeyBank National Association, as lenders, and Approach Oil & Gas Inc., Approach Oil & Gas (Canada) Inc. and Approach Resources I, LP, as guarantors, dated as of January 18, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2009 and incorporated herein by reference).
31.1*	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Exhibit
32.1*	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.