Form 10-Q/A
period 2009-03-31
Approach Resources Inc
filed 2009-11-18
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2009 was 20,731,429.

Explanatory Note
     Approach Resources Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2009 (the “Form 10-Q”), and amended by Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) filed with the SEC on September 29, 2009. The purpose of Amendment No. 1 was to correct the inadvertent omission in the Form 10-Q of the signature of the principal financial officer or chief accounting officer of the Company and to include such signature in Amendment No. 1. The purpose of this Amendment No. 2 is to restate the entirety of the Form 10-Q prior to the signature page and to include the previously omitted signature of the principal financial officer or chief accounting officer of the Company.
     Except for the signature page to the Form 10-Q as described above and minor changes made to Exhibits 31.1 and 31.2 to reflect comments previously received from the Staff of the SEC, no other changes have been made to the Form 10-Q in this Amendment No. 2. This Amendment No. 2 contains the entirety of the Form 10-Q and Exhibits 31.1, 31.2, 32.1 and 32.2, which have been updated to today’s date. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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
4. Derivatives
At March 31, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2009	180,000	1,620,000	$7.50	$10.50
Costless collars 2009	130,000	1,170,000	$8.50	$11.70
Fixed price swaps 2nd — 4th quarter 2009	150,000	1,350,000			$4.50
WAHA differential
Fixed price swaps 2009	200,000	1,800,000			$(0.61)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)

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

At April 30, 2009, we had the following commodity derivatives positions outstanding:

	Volume (MMBtu)		$/MMBtu
Period	Monthly	Total	Floor	Ceiling	Fixed
NYMEX — Henry Hub
Costless collars 2009	180,000	1,620,000	$7.50	$10.50
Costless collars 2009	130,000	1,170,000	$8.50	$11.70
Fixed price swaps 2nd — 4th quarter 2009	150,000	1,350,000			$4.50
Fixed price swaps 2010	150,000	1,800,000			$5.85
WAHA differential
Fixed price swaps 2009	200,000	1,800,000			$(0.61)
Fixed price swaps May and June 2009	300,000	600,000			$(0.67)
Fixed price swaps 3rd quarter 2009	300,000	900,000			$(0.58)
Fixed price swaps 2010	415,000	4,980,000			$(0.71)
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

Date: November 18, 2009

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