Form 10-Q
period 2012-03-31
Approach Resources Inc
filed 2012-05-04
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during .the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2012, was 33,514,322.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$475	$301
Accounts receivable:
Joint interest owners	148	179
Oil, NGL and gas sales	10,690	10,060
Prepaid expenses and other current assets	753	342
Deferred income taxes – current	1,136	504

Total current assets	13,202	11,386

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	809,092	732,659
Furniture, fixtures and equipment	1,677	1,621

	810,769	734,280
Less accumulated depletion, depreciation and amortization	(149,954)	(138,996)

Net properties and equipment	660,815	595,284
OTHER ASSETS:	1,159	1,224

Total assets	$675,176	$607,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,019	$12,599
Oil, NGL and gas sales payable	4,351	4,748
Accrued liabilities	43,557	24,837
Unrealized loss on commodity derivatives	3,271	1,441

Total current liabilities	62,198	43,625

NON-CURRENT LIABILITIES:
Long-term debt	85,400	43,800
Unrealized loss on commodity derivatives	842	—
Deferred income taxes	47,904	46,290
Asset retirement obligations	6,914	6,730

Total liabilities	203,258	140,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 33,518,865 and 33,093,594 issued and outstanding, respectively	335	331
Additional paid-in capital	403,641	400,890
Retained earnings	67,942	66,228

Total stockholders’ equity	471,918	467,449

Total liabilities and stockholders’ equity	$675,176	$607,894

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Oil, NGL and gas sales	$30,618	$20,183

EXPENSES:
Lease operating	4,262	2,647
Severance and production taxes	1,536	1,103
Exploration	1,287	4,628
General and administrative	5,764	3,500
Depletion, depreciation and amortization	11,030	6,052

Total expenses	23,879	17,930

OPERATING INCOME	6,739	2,253

OTHER:
Interest expense, net	(887)	(513)
Realized (loss) gain on commodity derivatives	(484)	197
Unrealized loss on commodity derivatives	(2,672)	(149)
Gain on sale of oil and gas properties	—	488

INCOME BEFORE INCOME TAX PROVISION	2,696	2,276
INCOME TAX PROVISION	982	812

NET INCOME	$1,714	$1,464

EARNINGS PER SHARE:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	33,249,769	28,293,654
Diluted	33,437,682	28,542,932

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	000000000000	000000000000
	Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$1,714	$1,464
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	11,030	6,052
Unrealized loss on commodity derivatives	2,672	149
Gain on sale of oil and gas properties	—	(488)
Exploration expense	1,287	4,628
Share-based compensation expense	2,232	835
Deferred income taxes	982	812
Changes in operating assets and liabilities:
Accounts receivable	(599)	5,059
Prepaid expenses and other assets	(296)	(277)
Accounts payable	(1,855)	(2,719)
Oil, NGL and gas sales payable	(397)	(2,263)
Accrued liabilities	18,721	1,142

Cash provided by operating activities	35,491	14,394

INVESTING ACTIVITIES:
Additions to oil and gas properties	(77,608)	(113,555)
Proceeds from gain on sale of oil and gas properties, net	—	361
Additions to other property and equipment, net	(57)	(383)

Cash used in investing activities	(77,665)	(113,577)

FINANCING ACTIVITIES:
Borrowings under credit facility, net of debt issuance costs	60,650	78,200
Repayment of amounts outstanding under credit facility	(19,100)	(1,500)
Proceeds from issuance of common stock upon exercise of stock options	798	268

Cash provided by financing activities	42,348	76,968

CHANGE IN CASH AND CASH EQUIVALENTS	174	(22,215)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	—	5
CASH AND CASH EQUIVALENTS, beginning of period	$301	$23,465

CASH AND CASH EQUIVALENTS, end of period	$475	$1,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$643	$451

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

1.  Summary of Significant Accounting Policies

Organization and Nature of Operations

Approach Resources Inc. (“Approach,” the “Company,” “we,” “us” or “our”) is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. We focus on finding and developing oil and gas reserves in oil shale and tight sands. Our properties are primarily located in the Permian Basin in West Texas. We also own interests in the East Texas Basin.

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part to the volatility in prices for oil and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 12, 2012.

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, we have made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which affect the amount at which oil and gas properties are recorded. Significant assumptions are also required in estimating our accrual of capital expenditures, asset retirement obligations and share-based compensation. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior year amounts have been reclassified to conform to current year presentation. These classifications have no impact on the net income reported.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

	00000000000000	00000000000000
	Three Months Ended March 31,
	2012	2011

Income (numerator):
Net income – basic	$1,714	$1,464

Weighted average shares (denominator):
Weighted average shares – basic	33,249,769	28,293,654
Dilution effect of share-based compensation, treasury method	187,913	249,278

Weighted average shares – diluted	33,437,682	28,542,932

Net income per share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

3.  Revolving Credit Facility

At March 31, 2012, we had a $300 million revolving credit facility with a borrowing base set at $260 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

At March 31, 2012, the maturity date under our revolving credit facility was July 31, 2014. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.75% to 1.75%, or the sum of the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.75%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of unused borrowings available under our revolving credit facility.

Effective April 26, 2012, the lenders increased the borrowing base under the credit agreement to $270 million from $260 million.

We had outstanding borrowings of $85.4 million and $43.8 million under our revolving credit facility at March 31, 2012, and December 31, 2011, respectively. The weighted average interest rate applicable to our revolving credit facility at March 31, 2012, and December 31, 2011, was 2.8% and 3.7%, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $350,000 at March 31, 2012, which reduce amounts available for borrowing under our revolving credit facility.

Loans under our revolving credit facility are secured by first priority liens on substantially all of our West Texas assets and are guaranteed by our subsidiaries.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

At March 31, 2012, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

4.  Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2011, there have been no material changes to our contractual obligations other than a decrease in service contracts by $30 million over the next one to three years due to the mutual termination of a contract for dedicated hydraulic fracturing services.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2012 and 2011, was 36.4% and 35.7%, respectively. Total income tax expense for the three months ended March 31, 2012 and 2011, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

6.  Derivatives

At March 31, 2012, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
CRUDE OIL
Crude Oil – 2012	Collar	700 Bbls/d	$85.00/Bbl – $97.50/Bbl
Crude Oil – 2012	Collar	500 Bbls/d	$90.00/Bbl – $106.10/Bbl
Crude Oil – 2013	Collar	650 Bbls/d	$90.00/Bbl - $105.80/Bbl
Crude Oil – 2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl

NATURAL GAS LIQUIDS
Natural Gasoline – February 2012 – December 2012	Swap	225 Bbls/d	$95.55/Bbl
Normal Butane – March 2012 – December 2012	Swap	225 Bbls/d	$73.92/Bbl

NATURAL GAS
Natural Gas – 2012	Call	230,000 MMBtu/month	$6.00/MMBtu

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2012, and December 31, 2011 (in thousands).

Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$ 4,113	$ 1,441

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	000000000000	000000000000	000000000000
	Income Statement Location	Three Months Ended
		March 31,
		2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$(2,672)	$(149)
	Realized (loss) gain on commodity derivatives	(484)	197

		$(3,156)	$48

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2012, we had no Level 1 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2012, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2012, our Level 3 measurements were limited to our asset retirement obligation.

7.  Share-Based Compensation

In February 2012, we awarded an aggregate of 129,890 restricted shares to our executive officers. Approximately 25% of the total award will be made up of restricted shares subject to three-year total stockholder return (“TSR”) performance conditions, assuming target TSR is achieved. If maximum TSR is achieved, then approximately 33% of the total award will be made up of TSR restricted shares. The remaining restricted shares are performance-based awards with service-based vesting restrictions. The number of shares awarded assumes that the Company will achieve maximum TSR performance conditions. The aggregate fair market value of these shares on the grant date was $4.8 million, to be expensed over a remaining service period of approximately four years, subject to three-year TSR and other performance conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We expressly disclaim all responsibility to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling and exploring for, and producing, oil and gas;
•	uncertainty of commodity prices for oil, NGLs and gas;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;
•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	disruption of credit and capital markets;

•	our financial position;
•	our cash flows and liquidity;
•

disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our gas and NGLs and other processing and transportation considerations, including limited availability of oil hauling trucks in the Permian Basin, our primary area of operation;

•	marketing of oil, NGLs and gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	the effects of government regulation and permitting and other legal requirements;
•	uncertainty regarding our future operating results;
•	interpretation of 3-D seismic data;
•	replacing our oil and gas reserves;
•	our inability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolffork oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGL and gas reserves;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012.

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

At December 31, 2011, our estimated proved reserves were 77.0 MMBoe, made up of 61% oil and NGLs, 39% gas and 44% proved developed. At such date, approximately 99.7% of our proved reserves were located in the Permian Basin in Crockett and Schleicher Counties, Texas. At March 31, 2012, we owned working interests in 631 producing oil and gas wells.

First Quarter of 2012 Activity

During the three months ended March 31, 2012, we produced 654 MBoe, or 7.2 MBoe/d. We drilled a total of 15 gross (15 net) wells and completed 22 gross (22 net) wells, including 15 gross (15 net) wells that were waiting on completion at December 31, 2011, during the three months ended March 31, 2012. At March 31, 2012, 11 gross (11 net) wells were waiting on completion. We currently have three rigs running in Project Pangea and Pangea West, including two horizontal rigs and one vertical rig.

Plans for 2012

We have increased our 2012 capital budget to $260 million from $190 million. The 2012 drilling program includes operating two horizontal rigs, one vertical rig and one workover rig to recomplete two to four wells per month in the Wolffork. Our 2012 capital budget is subject to change depending upon a number of factors, including additional data on our Wolffork oil shale resource play, results of Wolfcamp Shale and Wolffork drilling and recompletions, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil, NGLs and gas, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2012 and 2011. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended March 31,
	2012	2011
Revenues (in thousands):
Oil	$18,006	$8,024
NGLs	9,107	5,053
Gas	3,505	7,106

Total oil, NGL and gas sales	30,618	20,183

Realized (loss) gain on commodity derivatives	(484)	197

Total oil, NGL and gas sales including derivative impact	$30,134	$20,380

Production:
Oil (MBbls)	191	88
NGLs (MBbls)	214	105
Gas (MMcf)	1,492	1,652

Total (MBoe)	654	469
Total (MBoe/d)	7.2	5.2

Average prices:
Oil (per Bbl)	$94.39	$90.67
NGLs (per Bbl)	42.50	48.04
Gas (per Mcf)	2.35	4.30

Total (per Boe)	46.84	43.03

Realized (loss) gain on commodity derivatives (per Boe)	(0.74)	0.42

Total including derivative impact (per Boe)	$46.10	$43.45

Costs and expenses (per Boe):
Lease operating (1)	$6.52	$5.64
Severance and production taxes	2.35	2.35
Exploration	1.97	9.87
General and administrative	8.82	7.46
Depletion, depreciation and amortization	16.87	12.90

(1) Lease operating expense per Boe includes ad valorem taxes.

Glossary

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil, condensate or NGLs.

Boe. Barrel of oil equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil equivalent, and one Bbl of NGLs to on Bbl of oil equivalent.

MBbl. Thousand barrels of oil, condensate or NGLs.

MBoe. Thousand barrels of oil equivalent.

Mcf. Thousand cubic feet of natural gas.

MMBoe. Million barrels of oil equivalent.

MMcf. Million cubic feet of natural gas.

NGLs. Natural gas liquids.

/d. “Per day” when used with volumetric units or dollars.

Oil, NGL and gas sales. Oil, NGL and gas sales increased $10.4 million, or 52%, for the three months ended March 31, 2012, to $30.6 million, from $20.2 million for the three months ended March 31, 2011. Of the $10.4 million increase in oil, NGL and gas sales, approximately $14.3 million was attributable to an increase in production volumes and oil prices, partially offset by a $3.9 million decrease in NGL and gas prices. Our oil, NGL and gas production volumes increased over the 2011 period due to our drilling program in the Permian Basin, the acquisition of an additional 38% working interest in northwest Project Pangea in February 2011 (the “Working Interest Acquisition”) and realization of NGL revenues in southeast Project Pangea resulting from a gas purchase and processing contract that provides for the sale of NGLs from the gas stream in southeast Project Pangea. Subject to commodity prices, we expect our oil, NGL and gas sales to increase during 2012 due to increased production volumes from our drilling program in the Permian Basin.

Net income. Net income for the three months ended March 31, 2012, was $1.7 million, or $0.05 per diluted share, compared to net income of $1.5 million, or $0.05 per diluted share, for the three months ended March 31, 2011. Net income for the three months ended March 31, 2012, included an unrealized loss on commodity derivatives of $2.7 million and a realized loss on commodity derivatives of $484,000. Net income per diluted share remained consistent in the 2012 period compared to the 2011 period primarily due to higher oil, NGL and gas sales, partially offset by higher operating expenses, specifically depletion, depreciation and amortization, general and administrative and lease operating expenses.

Oil, NGL and gas production. Production for the three months ended March 31, 2012, totaled 654 MBoe (7.2 MBoe/d), compared to 469 MBoe (5.2 MBoe/d) produced in the prior year period, an increase of 39%. Production for the three months ended March 31, 2012, was 29% oil, 33% NGLs and 38% gas, compared to 19% oil, 22% NGLs and 59% gas in the 2011 period. The increase in production in the 2012 period is the result of our continued development of our Permian Basin properties, the Working Interest Acquisition and processing NGLs in southeast Project Pangea. We expect production to continue to increase during 2012 due to our drilling program in the Permian Basin.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $484,000 and a realized gain of $197,000 for the three months ended March 31, 2012 and 2011, respectively. Our average realized price, including the effect of commodity derivatives, was $46.10 per Boe for the three months ended March 31, 2012, compared to $43.45 per Boe for the three months ended March 31, 2011. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $2.7 million and $149,000 for the three months ended March 31, 2012 and 2011, respectively. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) increased $1.6 million, or 61%, for the three months ended March 31, 2012, to $4.3 million, or $6.52 per Boe, from $2.6 million, or $5.64 per

Boe, for the three months ended March 31, 2011. The increase in LOE for the three months ended March 31, 2012, was primarily due to the Working Interest Acquisition during the three months ended March 31, 2011, as well as an increase in compressor rental and repair, well repairs, workovers and maintenance, pumpers and supervision and water hauling, insurance and other. For the remainder of 2012, we expect LOE per Boe will decrease, compared to LOE per Boe for the three months ended March 31, 2012, due to anticipated production increases during 2012.

The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2012	2011	Change	% Change
Compressor rental and repair	$1.70	$1.38	$0.32	23.5%
Well repairs, workovers and maintenance	1.36	1.01	0.35	34.7
Pumpers and supervision	1.24	1.08	0.16	14.5
Water hauling, insurance and other	1.18	1.05	0.13	12.7
Ad valorem taxes	1.04	1.12	(0.08)	(7.0)

Total	$6.52	$5.64	$0.88	15.5%

Severance and production taxes. Our severance and production taxes increased $433,000, or 39%, for the three months ended March 31, 2012, to $1.5 million from $1.1 million for the three months ended March 31, 2011. The increase in severance and production taxes was primarily a function of the increase in oil, NGL and gas sales between the two periods. Severance and production taxes were approximately 5.0% and 5.5% of oil, NGL and gas sales for the respective periods. For the remainder of 2012, we expect severance and production taxes as a percent of oil, NGL and gas sales will remain relatively consistent compared to the severance and production taxes for the three months ended March 31, 2012.

Exploration. We recorded $1.3 million, or $1.97 per Boe, and $4.6 million, or $9.87 per Boe, of exploration expense for the three months ended March 31, 2012 and 2011, respectively. Exploration expense for the three months ended March 31, 2012, resulted primarily from the acquisition of 3-D seismic data. Exploration expense for the three months ended March 31, 2011, resulted primarily from the timing of lease extensions and expirations in the Permian Basin. During first quarter 2011, we extended the acreage terms for an additional four years for approximately 9,200 acres in the northwest area of Project Pangea for $3.2 million, or approximately $350 per acre. For the remainder of 2012, we expect exploration expense will increase compared to exploration expense for the three months ended March 31, 2012.

General and administrative. Our general and administrative expenses (“G&A”) increased $2.3 million, or 65%, to $5.8 million, or $8.82 per Boe, for the three months ended March 31, 2012, from $3.5 million, or $7.46 per Boe, for the three months ended March 31, 2011. The increase in G&A was primarily due to higher share-based compensation and salaries and benefits resulting from increased staffing. For the remainder of 2012, we expect G&A per Boe will decrease, compared to G&A per Boe for the three months ended March 31, 2012, due to anticipated production increases during 2012.

The following table summarizes G&A (in millions) and G&A per Boe.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended March 31,
	2012		2011		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Share-based compensation	$2.2	$3.42	$0.8	$1.78	$1.4	$1.64	92.1%
Salaries and benefits	2.0	3.00	1.4	2.87	0.6	0.13	4.5
Professional fees	0.4	0.61	0.5	1.05	(0.1)	(0.44)	(41.9)
Other	1.2	1.79	0.8	1.76	0.4	0.03	1.7

Total	$5.8	$8.82	$3.5	$7.46	$2.3	$1.36	18.2%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $5 million, or 82%, to $11 million for the three months ended March 31, 2012, from $6.1 million for the three months ended March 31, 2011. Our DD&A per Boe increased by $3.97, or 31%, to $16.87 per Boe for the three months ended March 31, 2012, compared to $12.90 per Boe for the three months ended March 31, 2011. The increase in DD&A and DD&A per Boe over the prior year period was primarily due to an increase in drilling and development capital expenditures.

Interest expense, net. Our interest expense, net, increased $374,000, or 73%, to $887,000 for the three months ended March 31, 2012, from $513,000 for the three months ended March 31, 2011. This increase was primarily the result of a higher average debt level in the 2012 period. We expect our interest expense to remain higher than the prior year period as a result of increased borrowings during 2012.

Income taxes. Our income taxes increased $170,000 to $982,000 for the three months ended March 31, 2012, from $812,000 for the three months ended March 31, 2011. The increase in income taxes was primarily due to higher net income in the 2012 period. Our effective income tax rate for the three months ended March 31, 2012, was 36.4%, compared to 35.7% for the three months ended March 31, 2011.

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

Liquidity

We define liquidity as funds available under our revolving credit facility plus cash and cash equivalents. At March 31, 2012, and December 31, 2011, we had $85.4 million and $43.8 million in long-term debt outstanding, respectively, and liquidity of $174.7 million and $216.2 million, respectively.

The table below summarizes our liquidity position at March 31, 2012, and December 31, 2011 (dollars in thousands).

	Liquidity at March 31,	Liquidity at December 31,
	2012	2011
Borrowing base	$260,000	$260,000
Cash and cash equivalents	475	301
Long-term debt	(85,400)	(43,800)
Undrawn letters of credit	(350)	(350)

Liquidity	$174,725	$216,151

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital expenditure program. We had a working capital deficit of $49 million at March 31, 2012, compared to a working capital deficit of $32.2 million at December 31, 2011. The primary reason for the change in working capital was an increase in accrued liabilities for funding capital expenditures. Our working capital deficits have been historically attributable to accrued liabilities and have been more than offset by liquidity available under our revolving credit facility. To the extent we operate or end the year 2012 with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities	$35,491	$14,394
Cash flows used in investing activities	(77,665)	(113,577)
Cash flows provided by financing activities	42,348	76,968
Effect of Canadian exchange rate	—	5

Net increase (decrease) in cash and cash equivalents	$174	$(22,210)

Operating Activities

For the three months ended March 31, 2012, our cash flows from operations, borrowings under our revolving credit facility and available cash were used primarily for drilling activities in the Permian Basin. Cash flows from operating activities increased by 147%, or $21.1 million, to $35.5 million primarily due to a 52% increase in oil, NGL and gas sales in the 2012 period.

Investing Activities

Cash flows used in investing activities decreased by $35.9 million for the three months ended March 31, 2012, compared to the 2011 period. Cash flows used in investing activities during the three months ended March 31, 2011, included the Working Interest Acquisition for approximately $70.8 million, net of purchase price adjustments. During the three months ended March 31, 2012, we drilled a total of 15 gross (15 net) wells and completed 22 gross (22 net) wells, compared to 17 gross (13.2 net) wells drilled and 16 gross (10.7 net) completed during the 2011 period.

Financing Activities

We borrowed $60.7 million and $78.2 million under our revolving credit facility during the three months ended March 31, 2012 and 2011, respectively. We repaid a total of $19.1 million and $1.5 million of amounts outstanding under our revolving credit facility during the three months ended March 31, 2012 and 2011, respectively. In addition, in the three months ended March 31, 2012 and 2011, we realized proceeds of $798,000 and $268,000 from the exercise of stock options, respectively.

Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly-leveraged companies with large interest costs and possible debt reductions restricting ongoing operations.

2012 Capital Expenditures

We have increased our 2012 capital budget to $260 million from $190 million. The 2012 drilling program includes operating two horizontal rigs, one vertical rig and one workover rig to recomplete two to four wells per month in the Wolffork. Our 2012 capital budget is subject to change depending upon a number of factors, including additional data on our Wolffork oil shale resource play, results of Wolfcamp Shale and Wolffork drilling and recompletions, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil, NGLs and gas, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Revolving Credit Facility

At March 31, 2012, we had a $300 million revolving credit facility with a borrowing base set at $260 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

The maturity date of our revolving credit facility is July 31, 2014. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.75% to 1.75%, or the sum of the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.75%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of unused borrowings available under our revolving credit facility.

Effective April 26, 2012, the lenders increased the borrowing base under the credit agreement to $270 million from $260 million.

We had outstanding borrowings of $85.4 million and $43.8 million under our revolving credit facility at March 31, 2012, and December 31, 2011, respectively. The interest rate applicable to our revolving credit facility at March 31, 2012, was 2.8%. We also had outstanding unused letters of credit under our revolving credit facility totaling $350,000 at March 31, 2012, which reduce amounts available for borrowing under our revolving credit facility.

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

At March 31, 2012, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.

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

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2011, there have been no material changes to our contractual obligations other than a decrease in service contracts by $30 million over the next one to three years due to the mutual termination of a contract for dedicated hydraulic fracturing services.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2012, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas delivery commitments. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The table below summarizes our commodity derivatives positions outstanding at March 31, 2012.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
CRUDE OIL
Crude Oil – 2012	Collar	700 Bbls/d	$85.00/Bbl – $97.50/Bbl
Crude Oil – 2012	Collar	500 Bbls/d	$90.00/Bbl – $106.10/Bbl
Crude Oil – 2013	Collar	650 Bbls/d	$90.00/Bbl - $105.80/Bbl
Crude Oil – 2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl

NATURAL GAS LIQUIDS
Natural Gasoline – February 2012 – December 2012	Swap	225 Bbls/d	$95.55/Bbl
Normal Butane – March 2012 – December 2012	Swap	225 Bbls/d	$73.92/Bbl

NATURAL GAS
Natural Gas – 2012	Call	230,000 MMBtu/month	$6.00/MMBtu

At March 31, 2012, and December 31, 2011, the fair value of our open derivative contracts was a net liability of approximately $4.1 million and $1.4 million, respectively.

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

For the three months ended March 31, 2012 and 2011, we recorded an unrealized loss on commodity derivatives of $2.7 million and $149,000, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $6.5 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2012, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2012.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including the CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well-crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2011, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends and Outlook” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 12, 2012.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 12, 2012, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2012. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 January 1, 2012 – January 31, 2012	7,485	$34.22	—	—
Month #2 February 1, 2012 – February 29, 2012	—		—	—
Month #3 March 1, 2012 – March 31, 2012	458	35.02	—	—

Total	7,943	$34.27	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: May 4, 2012	By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Steven P. Smart
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

10.1	Form of Restricted Stock Award Agreement – TSR Vesting Requirements (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2012, and incorporated herein by reference).

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.