Form 10-Q
period 2012-09-30
Approach Resources Inc
filed 2012-11-06
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2012, was 38,538,549.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$841	$301
Accounts receivable:
Joint interest owners	191	179
Oil, NGL and gas sales	12,015	10,060
Unrealized gain on commodity derivatives	1,372	—
Prepaid expenses and other current assets	296	342
Deferred income taxes — current	—	504

Total current assets	14,715	11,386

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	955,493	732,659
Furniture, fixtures and equipment	2,085	1,621

	957,578	734,280
Less accumulated depletion, depreciation and amortization	(181,134)	(138,996)

Net properties and equipment	776,444	595,284
Unrealized gain on commodity derivatives	1,324	—
Other assets	931	1,224

Total assets	$793,414	$607,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,969	$12,599
Oil, NGL and gas sales payable	4,429	4,748
Deferred income taxes — current	71	—
Accrued liabilities	28,386	24,837
Unrealized loss on commodity derivatives	1,151	1,441

Total current liabilities	64,006	43,625

NON-CURRENT LIABILITIES:
Long-term debt	47,600	43,800
Unrealized loss on commodity derivatives	404	—
Deferred income taxes	49,834	46,290
Asset retirement obligations	7,229	6,730

Total liabilities	169,073	140,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized 38,544,933 and 33,093,594 issued and outstanding, respectively	385	331
Additional paid-in capital	550,507	400,890
Retained earnings	73,449	66,228

Total stockholders’ equity	624,341	467,449

Total liabilities and stockholders’ equity	$793,414	$607,894

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES:
Oil, NGL and gas sales	$33,038	$27,958	$93,583	$77,264

EXPENSES:
Lease operating	6,155	3,564	15,426	9,820
Severance and production taxes	1,654	1,419	4,667	4,223
Exploration	1,170	1,969	2,419	6,877
General and administrative	5,633	3,785	16,448	11,878
Depletion, depreciation and amortization	16,728	8,355	42,354	22,394

Total expenses	31,340	19,092	81,314	55,192

OPERATING INCOME	1,698	8,866	12,269	22,072

OTHER:
Interest expense, net	(1,544)	(1,016)	(3,811)	(2,391)
Realized gain on commodity derivatives	423	1,392	300	1,654
Unrealized (loss) gain on commodity derivatives	(4,185)	1,739	2,582	3,821
Gain on sale of oil and gas properties	—	—	—	491

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(3,608)	10,981	11,340	25,647
INCOME TAX (BENEFIT) PROVISION	(1,253)	3,908	4,119	9,121

NET (LOSS) INCOME	$(2,355)	$7,073	$7,221	$16,526

(LOSS) EARNINGS PER SHARE:
Basic	$(0.07)	$0.25	$0.21	$0.58

Diluted	$(0.07)	$0.25	$0.21	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	34,190,192	28,440,909	33,656,726	28,398,152
Diluted	34,190,192	28,652,211	33,736,119	28,628,074

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$7,221	$16,526
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	42,354	22,394
Unrealized gain on commodity derivatives	(2,582)	(3,821)
Gain on sale of oil and gas properties	—	(491)
Exploration expense	2,419	6,877
Share-based compensation expense	4,993	3,637
Deferred income taxes	4,119	9,121
Changes in operating assets and liabilities:
Accounts receivable	(1,968)	6,171
Prepaid expenses and other assets	414	327
Accounts payable	16,263	10,011
Oil, NGL and gas sales payable	(319)	(1,690)
Accrued liabilities	3,550	5,152

Cash provided by operating activities	76,464	74,214

INVESTING ACTIVITIES:
Additions to oil and gas properties	(224,971)	(218,385)
Proceeds from gain on sale of oil and gas properties, net	—	363
Additions to other property and equipment, net	(464)	(524)

Cash used in investing activities	(225,435)	(218,546)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	144,988	—
Borrowings under credit facility, net of debt issuance costs	214,025	168,325
Repayment of amounts outstanding under credit facility	(210,300)	(47,200)
Proceeds from issuance of common stock upon exercise of stock options	798	505

Cash provided by financing activities	149,511	121,630

CHANGE IN CASH AND CASH EQUIVALENTS	540	(22,702)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	—	(27)
CASH AND CASH EQUIVALENTS, beginning of period	$301	$23,465

CASH AND CASH EQUIVALENTS, end of period	$841	$736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,341	$2,340

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

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

September 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (numerator):
Net (loss) income – basic	$(2,355)	$7,073	$7,221	$16,526

Weighted average shares (denominator):
Weighted average shares – basic	34,190,192	28,440,909	33,656,726	28,398,152
Dilution effect of share-based compensation, treasury method	— (1)	211,302	79,393	229,922

Weighted average shares – diluted	34,190,192	28,652,211	33,736,119	28,628,074

Net (loss) income per share:
Basic	$(0.07)	$0.25	$0.21	$0.58

Diluted	$(0.07)	$0.25	$0.21	$0.58

(1)	Approximately 25,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended September 30, 2012.

3.	Public Equity Offering

On September 19, 2012, we completed a public offering of 5,000,000 shares of our common stock at $30.50 per share. Subsequent to September 30, 2012, the underwriters exercised their option to purchase an additional 325,000 shares of our common stock. After deducting underwriting discounts and transaction costs of approximately $8 million, we received net proceeds of approximately $154.4 million, of which $145.0 million was received prior to September 30, 2012. We intend to use the proceeds to fund our capital expenditures for the Wolfcamp oil shale resource play and general working capital needs. Pending these uses, we used the proceeds of the 2012 equity offering to repay outstanding borrowings under our revolving credit facility.

4.	Revolving Credit Facility

At September 30, 2012, we had a $300 million revolving credit facility with a borrowing base set at $270 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

At September 30, 2012, the maturity date under our revolving credit facility was July 31, 2014. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.75% to 1.75%, or the sum of the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.75%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of unused borrowings available under our revolving credit facility.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

Effective September 7, 2012, we entered into a thirteenth amendment to our credit agreement, which permits the Company to enter into thirty-six (36) month derivatives contracts on up to 100% of projected production from proved developed producing (“PDP”) reserves, compared to 85% under the former credit agreement, and sixty (60) – month derivatives contracts on up to 85% of projected production from PDP reserves, compared to thirty-six (36) months under the former credit agreement.

Effective October 11, 2012, the lenders increased the borrowing base under the credit agreement to $280 million from $270 million.

We had outstanding borrowings of $47.6 million and $43.8 million under our revolving credit facility at September 30, 2012, and December 31, 2011, respectively. The weighted average interest rate applicable to borrowings under our revolving credit facility at September 30, 2012, and December 31, 2011, was 4.0% and 3.7%, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $350,000 at September 30, 2012, which reduce amounts available for borrowing under our revolving credit facility.

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

September 30, 2012

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

At September 30, 2012, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.

5.	Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, our commitment to a pipeline joint venture, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2011, there have been no material changes to our contractual obligations, other than the $10 million obligation resulting from our oil pipeline joint venture discussed below and a decrease in service contracts by $30 million over the next one to three years due to the mutual termination of a contract for dedicated hydraulic fracturing services in March 2012.

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which will be used to transport our oil to market. The joint venture will purchase our dedicated oil production from certain acreage in Crockett County for 10 years subject to certain conditions. In October 2012, we made an initial capital contribution of $10 million to the joint venture for pipeline and facilities construction.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

6.	Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2012, was 34.7% and 36.3%, respectively. The effective income tax rate for the three and nine months ended September 30, 2011, was 35.6%. Total income tax expense differs from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

7.	Derivatives

At September 30, 2012, we had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
2012	Collar	700 Bbls/d	$85.00/Bbl – $97.50/Bbl
2012	Collar	500 Bbls/d	$90.00/Bbl – $106.10/Bbl
September 2012 – December 2012	Collar	350 Bbls/d	$90.00/Bbl – $102.30/Bbl
2013	Collar	650 Bbls/d	$90.00/Bbl – $105.80/Bbl
2013	Collar	450 Bbls/d	$90.00/Bbl – $101.45/Bbl
2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
Natural Gas Liquids
Natural Gasoline February 2012 – December 2012	Swap	225 Bbls/d	$95.55/Bbl
Normal Butane March 2012 – December 2012	Swap	225 Bbls/d	$73.92/Bbl
Natural Gas
2012	Call	230,000 MMBtu/month	$6.00/MMBtu
July 2012 – December 2012	Swap	360,000 MMBtu/month	$2.70/MMBtu
2013	Swap	200,000 MMBtu/month	$3.54/MMBtu
2013	Swap	190,000 MMBtu/month	$3.80/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2012, and December 31, 2011 (in thousands).

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$2,696	$—
	Unrealized loss on commodity derivatives	1,555	1,441

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain on commodity derivatives	$423	$1,392	$300	$1,654
	Unrealized (loss) gain on commodity derivatives	(4,185)	1,739	2,582	3,821

		$(3,762)	$3,131	$2,882	$5,475

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2012, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2012, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2012, our Level 3 measurements were limited to our asset retirement obligation.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

8.	Share-Based Compensation

In February 2012, we awarded an aggregate of 129,890 restricted shares to our executive officers. Approximately 25% of the total award will be made up of restricted shares subject to three-year total stockholder return (“TSR”) performance conditions, assuming target TSR is achieved. If maximum TSR is achieved, then approximately 33% of the total award will be made up of TSR restricted shares. The remaining restricted shares are performance-based awards with service-based vesting restrictions. The number of shares awarded assumes that the Company will achieve maximum TSR performance conditions. The aggregate fair market value of these shares on the grant date was $4.8 million, to be expensed over a remaining service period of approximately four years, subject to three-year TSR and other performance conditions. We recognized $363,000 in share-based compensation expense related to this grant during the nine months ended September 30, 2012.

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

Overview

Approach Resources Inc. is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. We focus on oil and gas reserves in oil shale and tight gas sands in the Permian Basin in West Texas (Clearfork, Wolfcamp Shale, Canyon Sands, Strawn and Ellenburger), where we lease approximately 148,000 net acres. Our management and technical team have a proven track record of finding and developing reserves through advanced completion, fracturing and drilling techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At June 30, 2012, our estimated proved reserves were 83.7 MMBoe, made up of 64% oil and NGLs and 36% gas. At such date, approximately 99% of our proved reserves were located in the Permian Basin in Crockett and Schleicher Counties, Texas. At September 30, 2012, we owned working interests in 684 producing oil and gas wells.

Third Quarter of 2012 Activity

During the three months ended September 30, 2012, we produced 747 MBoe, or 8.1 MBoe/d, and during the nine months ended September 30, 2012, we produced 2,103 MBoe, or 7.7 MBoe/d. We drilled 12 wells and completed 10 wells, including five of the eight wells that were waiting on completion at June 30, 2012. We currently have three rigs running in Project Pangea and Pangea West, including two horizontal rigs and one vertical rig.

Equity Offering

In September 2012, we completed a public offering of 5 million shares of our common stock at $30.50 per share. Subsequent to September 30, 2012, the underwriters exercised their option to purchase an additional 325,000 shares of our common stock. After deducting underwriting discounts and transaction costs of approximately $8 million, we received net proceeds of approximately $154.4 million. We intend to use the proceeds to fund our capital expenditures for the Wolfcamp oil shale resource play and general working capital needs. Pending these uses, we used the proceeds of the 2012 equity offering to repay outstanding borrowings under our revolving credit facility.

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2012 and 2011. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues (in thousands):
Oil	$21,575	$9,568	$58,689	$27,792
NGLs	7,143	12,128	23,797	29,416
Gas	4,320	6,262	11,097	20,056

Total oil, NGL and gas sales	33,038	27,958	93,583	77,264
Realized gain on commodity derivatives	423	1,392	300	1,654

Total oil, NGL and gas sales including derivative impact	$33,461	$29,350	$93,883	$78,918

Production:
Oil (MBbls)	250	117	670	310
NGLs (MBbls)	234	233	672	574
Gas (MMcf)	1,580	1,569	4,567	4,829

Total (MBoe)	747	612	2,103	1,689
Total (MBoe/d)	8.1	6.7	7.7	6.2
Average prices:
Oil (per Bbl)	$86.38	$81.51	$87.57	$89.63
NGLs (per Bbl)	30.50	52.08	35.41	51.26
Gas (per Mcf)	2.73	3.99	2.43	4.15

Total (per Boe)	$44.21	$45.70	$44.49	$45.75
Realized gain on commodity derivatives (per Boe)	0.57	2.28	0.14	0.98

Total including derivative impact (per Boe)	$44.78	$47.98	$44.63	$46.73
Costs and expenses (per Boe):
Lease operating (1)	$8.24	$5.82	$7.33	$5.81
Severance and production taxes	2.21	2.32	2.22	2.50
Exploration	1.57	3.22	1.15	4.07
General and administrative	7.54	6.18	7.82	7.03
Depletion, depreciation and amortization	22.39	13.65	20.14	13.26

(1)	Lease operating expense per Boe includes ad valorem taxes.

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

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

Oil, NGL and gas sales. Oil, NGL and gas sales increased $5.1 million, or 18%, for the three months ended September 30, 2012, to $33 million, from $28 million for the three months ended September 30, 2011. Of the $5.1 million increase in oil, NGL and gas sales, approximately $11.5 million was attributable to an increase in production volumes, offset by a $6.4 million decrease in oil, NGL and gas prices. Subject to commodity prices and future curtailments, we expect our oil, NGL and gas sales to increase during the remainder of 2012 due to increased production volumes from our drilling program in the Permian Basin.

Net (loss) income. Net loss for the three months ended September 30, 2012, was $2.4 million, or $0.07 per diluted share, compared to net income of $7.1 million, or $0.25 per diluted share, for the three months ended September 30, 2011. Net loss for the three months ended September 30, 2012, included an unrealized loss on commodity derivatives of $4.2 million and a realized gain on commodity derivatives of $423,000. Net (loss) income in the 2012 period was negatively impacted by higher depletion, depreciation and amortization, lease operating and general and administrative expenses and an unrealized loss on commodity derivatives, which were partially offset by higher revenues for the three months ended September 30, 2012.

Oil, NGL and gas production. Production for the three months ended September 30, 2012, totaled 747 MBoe (8.1 MBoe/d), compared to 612 MBoe (6.7 MBoe/d) produced in the prior year period, an increase of 22%. Production for the three months ended September 30, 2012, was 34% oil, 31% NGLs and 35% gas, compared to 19% oil, 38% NGLs and 43% gas for the three months ended September 30, 2011. The increase in production in the 2012 period is the result of our continued development of our Permian Basin properties. However, production from north Project Pangea in the Wolfcamp oil shale resource play was impacted by downtime at a third-party natural gas processing facility during the three months ended September 30, 2012. We expect that intermittent downtime may continue through mid-November 2012. Subject to commodity prices, which could impact drilling activity, and future downtime, we expect production to continue to increase during the remainder of 2012 due to our drilling program in the Permian Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized gain of $423,000 and $1.4 million for the three months ended September 30, 2012 and 2011, respectively. Our average realized price, including the effect of commodity derivatives, was $44.78 per Boe for the three months ended September 30, 2012, compared to $47.98 per Boe for the three months ended September 30, 2011. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives for the three months ended September 30, 2012, was $4.2 million, compared to an unrealized gain on commodity derivatives of $1.7 million for the three months ended September 30, 2011. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) increased $2.6 million, or 73%, to $6.2 million, or $8.24 per Boe, for the three months ended September 30, 2012, from $3.6 million, or $5.82 per Boe, for the three months ended September 30, 2011. The increase in LOE for the three months ended September 30, 2012, was primarily due to an increase in well repairs, workovers and maintenance, compressor rental and repair, water hauling, insurance and other and pumpers and supervision. For the remainder of 2012, we expect LOE per Boe will decrease, compared to LOE per Boe for the three months ended September 30, 2012, due to anticipated lower well repairs, workover and maintenance activity and production increases during the remainder of 2012.

The following table summarizes LOE per Boe.

	Three Months Ended September 30,
	2012	2011	Change	% Change
Well repairs, workovers and maintenance	$2.27	$1.23	$1.04	84.6%
Compressor rental and repair	2.05	1.33	0.72	54.1
Water hauling, insurance and other	1.80	1.24	0.56	45.2
Pumpers and supervision	1.20	0.89	0.31	34.8
Ad valorem taxes	0.92	1.13	(0.21)	(18.6)

Total	$8.24	$5.82	$2.42	41.6%

Severance and production taxes. Our severance and production taxes increased $235,000, or 17%, to $1.7 million for the three months ended September 30, 2012, from $1.4 million for the three months ended September 30, 2011. The increase in severance and production taxes was primarily due to higher oil, NGL and gas sales. Severance and production taxes were approximately 5.0% and 5.1% of oil, NGL and gas sales for the respective periods.

Exploration. We recorded exploration expense of $1.2 million, or $1.57 per Boe, and $2 million, or $3.22 per Boe, of exploration expense for the three months ended September 30, 2012 and 2011, respectively. Exploration expense for the three months ended September 30, 2012, resulted from 3-D seismic data acquisition and processing as well as lease extensions and expirations. Exploration expense for the three months ended September 30, 2011, resulted primarily from 3-D seismic data acquisition and processing.

General and administrative. Our general and administrative expenses (“G&A”) increased $1.8 million, or 49%, to $5.6 million, or $7.54 per Boe, for the three months ended September 30, 2012, from $3.8 million, or $6.18 per Boe, for the three months ended September 30, 2011. The increase in G&A was primarily due to higher salaries and benefits resulting from increased staffing, share-based compensation and professional fees. For the remainder of 2012, we expect G&A per Boe will slightly increase, compared to G&A per Boe for the three months ended September 30, 2012.

The following table summarizes G&A (in millions) and G&A per Boe.

	Three Months Ended September 30,
	2012		2011		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$2.4	$3.16	$1.6	$2.59	$0.8	$0.57	22.0%
Share-based compensation	1.5	1.94	1.1	1.78	0.4	0.16	9.0
Professional fees	0.6	0.83	0.2	0.39	0.4	0.44	112.8
Other	1.1	1.61	0.9	1.42	0.2	0.19	13.4

Total	$5.6	$7.54	$3.8	$6.18	$1.8	$1.36	22.0%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $8.4 million, or 100%, to $16.7 million for the three months ended September 30, 2012, from $8.4 million for the three months ended September 30, 2011. Our DD&A per Boe increased by $8.74, or 64%, to $22.39 per Boe for the three months ended September 30, 2012, compared to $13.65 per Boe for the three months ended September 30, 2011. The increase in DD&A and DD&A per Boe over the prior year period was primarily due to higher production and oil and gas property carrying costs, relative to estimated proved developed reserves. The increase in oil and gas property carrying costs reflects our development of our oil-focused, Wolfcamp shale play.

Interest expense, net. Our interest expense, net, increased $528,000, or 52%, to $1.5 million for the three months ended September 30, 2012, from $1 million for the three months ended September 30, 2011. This increase was primarily the result of a higher average debt level under our revolving credit facility in the 2012 period. We expect our interest expense for the remainder of 2012 to remain higher than the prior year period as a result of increased borrowings during 2012.

Income taxes. Our income tax decreased $5.2 million to an income tax benefit of $1.3 million for the three months ended September 30, 2012, compared to an income tax provision of $3.9 million for the three months ended September 30, 2011. Our effective income tax rate for the three months ended September 30, 2012, was 34.7%, compared to 35.6% for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

Oil, NGL and gas sales. Oil, NGL and gas sales increased $16.3 million, or 21%, to $93.6 million for the nine months ended September 30, 2012, from $77.3 million for the nine months ended September 30, 2011. Of the $16.3 million increase in oil, NGL and gas sales, approximately $34.4 million was attributable to an increase in production volumes, offset by an $18.1 million decrease in oil, NGL and gas prices.

Net income. Net income for the nine months ended September 30, 2012, was $7.2 million, or $0.21 per diluted share, compared to net income of $16.5 million, or $0.58 per diluted share, for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012, included an unrealized gain on commodity derivatives of $2.6 million and a realized gain on commodity derivatives of $300,000. Net income in the 2012 period was negatively impacted by higher depletion, depreciation and amortization, lease operating and general and administrative expenses, which were partially offset by higher revenues for the nine months ended September 30, 2012.

Oil, NGL and gas production. Production for the nine months ended September 30, 2012, totaled 2,103 MBoe (7.7 MBoe/d), compared to 1,689 MBoe (6.2 MBoe/d) produced in the prior year period, an increase of 25%. Production for the nine months ended September 30, 2012, was 32% oil, 32% NGLs and 36% gas, compared to 18% oil, 34% NGLs and 48% gas for the nine months ended September 30,

2011. Our oil, NGL and gas production volumes increased over the 2011 period due to our drilling program in the Permian Basin, the acquisition of an additional 38% working interest in northwest Project Pangea in February 2011 (the “Working Interest Acquisition”) and realization of NGL revenues in southeast Project Pangea resulting from a gas purchase and processing contract that provides for the sale of NGLs from the gas stream in southeast Project Pangea. However, production from north Project Pangea in the Wolfcamp oil shale resource play was impacted by downtime at a third-party natural gas processing facility during the nine months ended September 30, 2012. We expect that intermittent downtime may continue through mid-November 2012.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized gain of $300,000 and a realized gain of $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. Our average realized price, including the effect of commodity derivatives, was $44.63 per Boe for the nine months ended September 30, 2012, compared to $46.73 per Boe for the nine months ended September 30, 2011. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized gain on commodity derivatives was $2.6 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Lease operating. Our LOE increased $5.6 million, or 57%, to $15.4 million, or $7.33 per Boe, for the nine months ended September 30, 2012, from $9.8 million, or $5.81 per Boe, for the nine months ended September 30, 2011. The increase in LOE for the nine months ended September 30, 2012, was partially due to the Working Interest Acquisition during the nine months ended September 30, 2011, as well as an increase in compressor rental and repair, well repairs, workovers and maintenance, pumpers and supervision and water hauling, insurance and other.

The following table summarizes LOE per Boe.

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Compressor rental and repair	$1.88	$1.22	$0.66	54.1%
Well repairs, workovers and maintenance	1.71	1.20	0.51	42.5
Water hauling, insurance and other	1.50	1.23	0.27	22.0
Pumpers and supervision	1.22	0.97	0.25	25.8
Ad valorem taxes	1.02	1.19	(0.17)	(14.3)

Total	$7.33	$5.81	$1.52	26.2%

Severance and production taxes. Our severance and production taxes increased $444,000, or 11%, to $4.7 million for the nine months ended September 30, 2012, from $4.2 million for the nine months ended September 30, 2011. The increase in severance and production taxes was primarily due to an increase in oil, NGL and gas sales between the two periods. Severance and production taxes were approximately 5.0% and 5.5% of oil, NGL and gas sales for the respective periods. The decrease in severance and production taxes as a percentage of oil, NGL and gas sales is due to the increase in oil sales, as oil sales are taxed at a lower rate. For the remainder of 2012, we expect severance and production taxes as a percent of oil, NGL and gas sales will remain relatively consistent compared to the severance and production taxes for the nine months ended September 30, 2012.

Exploration. We recorded $2.4 million, or $1.15 per Boe, and $6.9 million, or $4.07 per Boe, of exploration expense for the nine months ended September 30, 2012 and 2011, respectively. Exploration expense for the nine months ended September 30, 2012, resulted primarily from the acquisition of 3-D seismic data as well as lease extensions and expirations in the Permian Basin. Exploration expense for the nine months ended September 30, 2011, resulted primarily from the timing of lease extensions and expirations in the Permian Basin.

General and administrative. Our G&A increased $4.5 million, or 39%, to $16.4 million, or $7.82 per Boe, for the nine months ended September 30, 2012, from $11.9 million, or $7.03 per Boe, for the nine months ended September 30, 2011. The increase in G&A was primarily due to higher salaries and benefits and share-based compensation resulting from increased staffing as well as an increase in professional fees.

The following table summarizes G&A (in millions) and G&A per Boe.

	Nine Months Ended September 30,
	2012		2011		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$6.5	$3.07	$4.5	$2.65	$2.0	$0.42	15.8%
Share-based compensation	5.0	2.37	3.6	2.15	1.4	0.22	10.2
Professional fees	1.5	0.70	1.1	0.64	0.4	0.06	9.4
Other	3.4	1.68	2.7	1.59	0.7	0.09	5.7

Total	$16.4	$7.82	$11.9	$7.03	$4.5	$0.79	11.2%

Depletion, depreciation and amortization. Our DD&A increased $20 million, or 89%, to $42.4 million for the nine months ended September 30, 2012, from $22.4 million for the nine months ended September 30, 2011. Our DD&A per Boe increased by $6.88, or 52%, to $20.14 per Boe for the nine months ended September 30, 2012, compared to $13.26 per Boe for the nine months ended September 30, 2011. The increase in DD&A and DD&A per Boe over the prior year period was primarily due to higher production and increased oil and gas property carrying costs, relative to estimated proved developed reserves. The increase in oil and gas property carrying costs reflects our development of our oil-focused, Wolfcamp shale play.

Interest expense, net. Our interest expense, net, increased $1.4 million, or 59%, to $3.8 million for the nine months ended September 30, 2012, from $2.4 million for the nine months ended September 30, 2011. This increase was primarily the result of a higher average debt level under our revolving credit facility in the 2012 period.

Income taxes. Our income taxes were $4.1 million for the nine months ended September 30, 2012, compared to $9.1 million for the nine months ended September 30, 2011. The decrease in income taxes was primarily due to lower net income in the 2012 period. Our effective income tax rate for the nine months ended September 30, 2012, was 36.3%, compared to 35.6% for the nine months ended September 30, 2011.

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

Liquidity

We define liquidity as funds available under our revolving credit facility plus cash and cash equivalents. At September 30, 2012, and December 31, 2011, we had $47.6 million and $43.8 million in long-term debt outstanding, respectively, and liquidity of $222.9 million and $216.2 million, respectively.

The table below summarizes our liquidity position at September 30, 2012, and December 31, 2011 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2012	2011
Borrowing base	$270,000	$260,000
Cash and cash equivalents	841	301
Long-term debt	(47,600)	(43,800)
Undrawn letters of credit	(350)	(350)

Liquidity	$222,891	$216,151

In September 2012, we completed a public offering of 5,000,000 shares of our common stock at $30.50 per share. Subsequent to September 30, 2012, the underwriters exercised their option to purchase an additional 325,000 shares of our common stock. After deducting underwriting discounts and transaction costs of approximately $8 million, we received net proceeds of approximately $154.4 million, of which $145.0 million was received prior to September 30, 2012. We intend to use the proceeds to fund our capital expenditures for the Wolfcamp oil shale resource play and general working capital needs. Pending these uses, we used the proceeds of the 2012 equity offering to repay outstanding borrowings under our revolving credit facility.

In October 2012, the lenders under our credit facility increased the borrowing base under the credit agreement to $280 million from $270 million. Increases to the borrowing base further enhance our liquidity position.

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital expenditure program. We had a working capital deficit of $49.3 million at September 30, 2012, compared to a working capital deficit of $32.2 million at December 31, 2011. The primary reason for the change in working capital was an increase in accounts payable and accrued liabilities to fund capital expenditures. Our working capital deficits have been historically attributable to accounts payable and accrued liabilities and have been more than offset by liquidity available under our revolving credit facility. To the extent we operate or end the year 2012 with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities	$76,464	$74,214
Cash flows used in investing activities	(225,435)	(218,546)
Cash flows provided by financing activities	149,511	121,630
Effect of Canadian exchange rate	—	(27)

Net increase (decrease) in cash and cash equivalents	$540	$(22,729)

Operating Activities

Cash flows provided by operating activities totaled $76.5 million and $74.2 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, our cash flows from operations, borrowings under our revolving credit facility and available cash were used primarily for our drilling program in the Permian Basin.

Investing Activities

Cash flows used in investing activities totaled $225.4 million and $218.5 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, our cash flows used in investing activities included $190.7 million for our drilling program in the Permian Basin, $26.0 million for infrastructure projects, equipment and 3-D seismic data acquisition and $8.7 million for acreage acquisitions. Cash flows used in investing activities during the nine months ended September 30, 2011, included the Working Interest Acquisition for approximately $70.8 million, net of purchase price adjustments.

Financing Activities

We borrowed $214.0 million and $168.3 million under our revolving credit facility during the nine months ended September 30, 2012 and 2011, respectively. We repaid a total of $210.3 million and $47.2 million of amounts outstanding under our revolving credit facility during the nine months ended September 30, 2012 and 2011, respectively. In addition, during the nine months ended September 30, 2012 and 2011, we realized proceeds of $798,000 and $505,000 from the exercise of stock options, respectively.

In September 2012, we completed a public offering of 5,000,000 shares of our common stock at $30.50 per share. Subsequent to September 30, 2012, the underwriters exercised their option to purchase an additional 325,000 shares of our common stock on October 5, 2012. After deducting underwriting discounts and transaction costs of approximately $8 million, we received net proceeds of approximately $154.4 million, of which $145.0 million was received prior to September 30, 2012. We intend to use the proceeds to fund our capital expenditures for the Wolfcamp oil shale resource play and general working capital needs. Pending these uses, we used the proceeds of the 2012 equity offering to repay outstanding borrowings under our revolving credit facility.

Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly leveraged companies with large interest costs and possible debt reductions restricting ongoing operations.

Capital Expenditures

For the nine months ended September 30, 2012, our capital expenditures totaled $225.4 million, including $190.7 million for our drilling program in the Permian Basin, $26.0 million for infrastructure projects, equipment and 3-D seismic data acquisition and $8.7 million for acreage acquisitions. Total capital expenditures in 2012 are expected to be approximately $295.0 million, and include $238.0 million for our drilling program in the Permian Basin, $45.3 million for infrastructure projects and equipment, $8.5 million for acreage acquisitions and $3.2 million for 3-D seismic data acquisition. The 2012 drilling program includes operating two horizontal rigs and one vertical rig.

In September 2012, we announced that we plan to add a third horizontal rig to our drilling program in January 2013 to accelerate the development of our Wolfcamp oil shale play. Our preliminary 2013 capital expenditure budget is $260 million and includes operating three horizontal rigs and one vertical rig to drill approximately 35 to 40 horizontal wells and 12 vertical wells, respectively. We also plan to recomplete 10 wells in the Wolffork in 2013. Our preliminary 2013 capital budget excludes acquisitions.

Our 2012 and 2013 capital budgets are subject to change depending upon a number of factors, including additional data on the Company’s Wolfcamp oil shale resource play, results of horizontal and vertical drilling and recompletions, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil, NGLs and gas, the availability of sufficient capital resources for drilling prospects, the Company’s financial results and the availability of lease extensions and renewals on reasonable terms.

Revolving Credit Facility

At September 30, 2012, we had a $300 million revolving credit facility with a borrowing base set at $270 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

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

Effective September 7, 2012, we entered into a thirteenth amendment to our credit agreement, which permits the Company to enter into thirty-six (36) month derivatives contracts on up to 100% of projected production from proved developed producing (“PDP”) reserves, compared to 85% under the former credit agreement, and sixty (60) – month derivatives contracts on up to 85% of projected production from PDP reserves, compared to thirty-six (36) months under the former credit agreement.

Effective October 11, 2012, the lenders increased the borrowing base under the credit agreement to $280 million from $270 million.

We had outstanding borrowings of $47.6 million and $43.8 million under our revolving credit facility at September 30, 2012, and December 31, 2011, respectively. The weighted average interest rate applicable to borrowings under our revolving credit facility at September 30, 2012, and December 31, 2011, was 4.0% and 3.7%, respectively. We also had outstanding unused letters of credit under our revolving credit facility totaling $350,000 at September 30, 2012, which reduce amounts available for borrowing under our revolving credit facility.

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

At September 30, 2012, we were in compliance with all of our covenants and had not committed any acts of default under the credit agreement.

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

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, our commitment to a pipeline joint venture, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2011, there have been no material changes to our contractual obligations, other than the $10 million obligation resulting from our oil pipeline joint venture discussed below and a decrease in service contracts by $30 million over the next one to three years due to the mutual termination of a contract for dedicated hydraulic fracturing services in March 2012.

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which will be used to transport our oil to market. The joint venture will purchase our dedicated oil production from certain acreage in Crockett County for 10 years subject to certain conditions. In October 2012, we made an initial capital contribution of $10 million to the joint venture for pipeline and facilities construction.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2012, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas delivery commitments. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2012, and December 31, 2011, the fair value of our open derivative contracts was a net asset of approximately $1.1 million and net liability $1.4 million, respectively. See Note 7 for a summary of our commodity derivatives positions currently outstanding.

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

For the nine months ended September 30, 2012 and 2011, we recorded an unrealized gain on commodity derivatives of $2.6 million and $3.8 million, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in oil, NGL and gas prices would have resulted in a $4.7 million decrease in the fair value of our commodity derivatives positions recorded on our balance sheet at September 30, 2012, and a corresponding decrease in the unrealized gain on commodity derivatives recorded on our consolidated statement of operations for the nine months ended September 30, 2012.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2012. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2012. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2012 – July 31, 2012	3,645	$26.70	—	—
Month #2 August 1, 2012 – August 31, 2012	655	$27.78	—	—
Month #3 September 1, 2012 – September 30, 2012	—	$—	—	—

Total	4,300	$26.86	—	—

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: November 6, 2012	By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Steven P. Smart
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

10.1	Form of Amended and Restated Indemnity Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2012, and incorporated herein by reference).

10.2	Second Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan, effective as of May 31, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2012, and incorporated herein by reference).

10.3	Amendment No. 13 dated as of September 7, 2012, to Credit Agreement dated as of January 18, 2008, among Approach Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as administrative agent and lender, KeyBank National Association, The Frost National Bank and Royal Bank of Canada, as lenders, and Approach Oil & Gas Inc. and Approach Resources I, LP, as guarantors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2012, and incorporated herein by reference).

*10.4	Crude Oil Purchase Agreement dated as of September 12, 2012, between Approach Operating LLC and Approach Oil & Gas Inc., as Seller, and Wildcat Permian Services LLC, as Buyer. (Pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.)

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.