Form 10-Q
period 2013-09-30
Approach Resources Inc
filed 2013-11-08
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2013, was 39,021,886.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,489	$767
Accounts receivable:
Joint interest owners	210	215
Oil, NGL and gas sales	15,210	12,575
Unrealized gain on commodity derivatives	1,387	1,552
Prepaid expenses and other current assets	357	547
Deferred income taxes – current	163	—

Total current assets	42,816	15,656
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,245,360	1,025,440
Furniture, fixtures and equipment	2,502	2,108

	1,247,862	1,027,548
Less accumulated depletion, depreciation and amortization	(253,788)	(199,081)

Net properties and equipment	994,074	828,467
Equity method investment	18,331	9,892
Unrealized gain on commodity derivatives	326	881
Other assets	8,217	843

Total assets	$1,063,764	$855,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,692	$24,916
Oil, NGL and gas sales payable	5,451	4,960
Deferred income taxes – current	—	531
Accrued liabilities	57,043	29,840
Unrealized loss on commodity derivatives	2,242	—

Total current liabilities	105,428	60,247
NON-CURRENT LIABILITIES:
Senior secured credit facility	—	106,000
Senior notes	250,000	—
Unrealized loss on commodity derivatives	285	—
Deferred income taxes	53,586	48,593
Asset retirement obligations	8,091	7,431

Total liabilities	417,390	222,271
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized 39,022,623 and 38,829,368 issued and outstanding, respectively	390	388
Additional paid-in capital	565,437	560,468
Retained earnings	80,547	72,612

Total stockholders’ equity	646,374	633,468

Total liabilities and stockholders’ equity	$1,063,764	$855,739

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES:
Oil, NGL and gas sales	$44,196	$33,038	$122,737	$93,583
EXPENSES:
Lease operating	4,370	5,468	13,746	13,286
Production and ad valorem taxes	3,167	2,341	8,791	6,807
Exploration	1,193	1,170	2,010	2,419
General and administrative	6,171	5,633	17,810	16,448
Depletion, depreciation and amortization	19,413	16,728	54,951	42,354

Total expenses	34,314	31,340	97,308	81,314

OPERATING INCOME	9,882	1,698	25,429	12,269
OTHER:
Interest expense, net	(5,179)	(1,544)	(8,859)	(3,811)
Equity in income of investee	340	—	160	—
Realized (loss) gain on commodity derivatives	(840)	423	(1,247)	300
Unrealized (loss) gain on commodity derivatives	(3,438)	(4,185)	(3,248)	2,582

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	765	(3,608)	12,235	11,340
INCOME TAX PROVISION (BENEFIT)	270	(1,253)	4,300	4,119

NET INCOME (LOSS)	$495	$(2,355)	$7,935	$7,221

EARNINGS (LOSS) PER SHARE:
Basic	$0.01	$(0.07)	$0.20	$0.21

Diluted	$0.01	$(0.07)	$0.20	$0.21

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,011,555	34,190,192	38,980,971	33,656,726
Diluted	39,032,813	34,190,192	39,002,731	33,736,119

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$7,935	$7,221
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	54,951	42,354
Unrealized loss (gain) on commodity derivatives	3,248	(2,582)
Exploration expense	2,010	2,419
Share-based compensation expense	5,389	4,993
Deferred income taxes	4,300	4,119
Equity in income of investee	(160)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,630)	(1,968)
Prepaid expenses and other assets	959	414
Accounts payable	15,300	16,263
Oil, NGL and gas sales payable	491	(319)
Accrued liabilities	27,203	3,550

Cash provided by operating activities	118,996	76,464

INVESTING ACTIVITIES:
Additions to oil and gas properties	(221,514)	(224,971)
Contribution to equity method investment	(8,279)	—
Additions to other property and equipment, net	(394)	(464)

Cash used in investing activities	(230,187)	(225,435)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	—	144,988
Borrowings under senior secured credit facility, net of debt issuance costs	129,059	214,025
Repayment of amounts outstanding under senior secured credit facility	(235,950)	(210,300)
Proceeds from issuance of senior notes	242,746	—
Proceeds from issuance of common stock upon exercise of stock options	58	798

Cash provided by financing activities	135,913	149,511

CHANGE IN CASH AND CASH EQUIVALENTS	24,722	540
CASH AND CASH EQUIVALENTS, beginning of period	$767	$301

CASH AND CASH EQUIVALENTS, end of period	$25,489	$841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,045	$3,341

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

During 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which transports our oil to market. In October 2012, we made an initial contribution of $10 million to the joint venture for pipeline and facilities construction. During the nine months ended September 30, 2013, we made additional contributions of $8.3 million. Our contributions are recorded at cost and are included in noncurrent assets, “Equity method investment,” on our consolidated balance sheets and in investing activities, “Contribution to equity method investment,” on our consolidated statements of cash flows. On September 18, 2013, Approach, together with our partner in the joint venture, entered into a definitive agreement to sell all of the equity interest of the joint venture. We completed this sale on October 7, 2013, and net proceeds at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. We estimate that we will recognize a pre-tax gain of approximately $91 million in fourth quarter 2013 related to this sale. In connection with the closing of the Wildcat sale, we also entered into an amendment to our crude oil purchase agreement with Wildcat.

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

September 30, 2013

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (numerator):
Net income (loss) – basic	$495	$(2,355)	$7,935	$7,221

Weighted average shares (denominator):
Weighted average shares – basic	39,011,555	34,190,192	38,980,971	33,656,726
Dilution effect of share-based compensation, treasury method	21,258	— (1)	21,760	79,393

Weighted average shares – diluted	39,032,813	34,190,192	39,002,731	33,736,119

Net (loss) income per share:
Basic	$0.01	$(0.07)	$0.20	$0.21

Diluted	$0.01	$(0.07)	$0.20	$0.21

(1)	Approximately 25,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended September 30, 2012.

3. Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2013, and December 31, 2012 (in thousands).

	September 30,	December 31,
	2013	2012
Credit Facility	$—	$106,000
Senior Notes	250,000	—

Total long-term debt	$250,000	$106,000

Credit Facility

Our credit facility (as amended, the “Credit Facility”) has a maturity date of July 31, 2016. At September 30, 2013, our borrowing base was $315 million, with maximum commitments from the lenders in the Credit Facility of $500 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.75% to 1.75%, or the sum of the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.75%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment of 0.50% of unused borrowings available under our Credit Facility.

On November 6, 2013, we entered into a sixteenth amendment to the Credit Facility, which, among other things, increased the borrowing base to $350 million from $315 million.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

We had no outstanding borrowings under our Credit Facility at September 30, 2013, compared to outstanding borrowings of $106 million at December 31, 2012. The weighted average interest rate applicable to borrowings under our Credit Facility at December 31, 2012, was 2.7%. We also had outstanding unused letters of credit under our Credit Facility totaling $325,000 at September 30, 2013, which reduce amounts available for borrowing under our Credit Facility.

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

September 30, 2013

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

The Indenture restricts our ability, among other things, to (i) sell assets, (ii) pay distributions on, redeem or repurchase, equity interests, (iii) incur additional debt, (iv) make certain investments, (v) enter into transactions with affiliates, (v) incur liens and (vi) merge or consolidate with another company. These restrictions are subject to a number of important exceptions and qualifications. If at any time the Senior Notes are rated investment grade by both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of these restrictions will terminate. The Indenture contains customary events of default.

At September 30, 2013, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

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

4. Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2012, there have been no material changes to our contractual obligations, other than an increase in long-term debt, primarily due to the issuance of the Senior Notes as discussed in Note 3 above. In connection with the issuance of the Senior Notes, our annual interest expense related to the Senior Notes is $17.5 million due semi-annually on June 15 and December 15, beginning December 15, 2013.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

5. Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2013, was 35.3% and 35.1%, respectively. Total income tax expense for the three and nine months ended September 30, 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

The effective income tax rate for the three and nine months ended September 30, 2012, was 34.7% and 36.3%, respectively. Total income tax expense differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

6. Fair Value of Financial and Derivative Instruments

At September 30, 2013, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
2013	Collar	650 Bbls/d	$90.00/Bbl – $105.80/Bbl
2013	Collar	450 Bbls/d	$90.00/Bbl – $101.45/Bbl
2013 (1)	Collar	1,200 Bbls/d	$90.35/Bbl – $100.35/Bbl
2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
2014	Collar	950 Bbls/d	$85.05/Bbl – $95.05/Bbl
2015	Collar	2,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
Crude Oil Basis Differential (Midland/Cushing)
2013 (2)	Swap	2,300 Bbls/d	$1.10/Bbl
2014	Swap	1,500 Bbls/d	$0.55/Bbl
Natural Gas Liquids
Propane 2013 (3)	Swap	550 Bbls/d	$42.00/Bbl
Propane 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline 2013 (3)	Swap	200 Bbls/d	$90.72/Bbl
Natural Gasoline 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
2013	Swap	200,000 MMBtu/month	$3.54/MMBtu
2013	Swap	190,000 MMBtu/month	$3.80/MMBtu
2013 (4)	Collar	100,000 MMBtu/month	$4.00/MMBtu – $4.36/MMBtu
2014	Swap	360,000 MMBtu/month	$4.18/MMBtu

(1)	February 2013 – December 2013
(2)	March 2013 – December 2013
(3)	September 2013 – December 2013
(4)	May 2013 – December 2013

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Subsequent to September 30, 2013, we entered into a natural gas swap covering 200,000 MMBtu per month for 2015 at a contract price of $4.10/MMBtu.

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2013, and December 31, 2012 (in thousands).

	Asset/Liability Derivatives
		Fair Value
		September 30,	December 31,
	Balance Sheet Location	2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	$(814)	$2,433

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Income Statement Location	2013	2012	2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Realized (loss) gain on commodity derivatives	$(840)	$423	$(1,247)	$300
	Unrealized (loss) gain on commodity derivatives	(3,438)	(4,185)	(3,248)	2,582

		$(4,278)	$(3,762)	$(4,495)	$2,882

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2013, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2013, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2013, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2013
	Carrying Amount	Fair Value
Senior Notes	$250,000	$251,250

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

7. Share-Based Compensation

In February 2013, we awarded an aggregate of 183,672 restricted shares to our executive officers. Approximately 25% of the total award is made up of restricted shares subject to three-year total stockholder return (“TSR”) performance conditions, assuming target TSR is achieved. If maximum TSR is achieved, then approximately 33% of the total award will be made up of TSR restricted shares. The remaining restricted shares are performance-based awards with service-based vesting restrictions. The number of shares awarded assumes that the Company will achieve maximum TSR performance conditions. The aggregate fair market value of these shares on the grant date was $4.5 million, to be expensed over a remaining service period of approximately four years, subject to three-year TSR and other performance conditions. We recognized $1.1 million in share-based compensation expense related to these grants during the nine months ended September 30, 2013.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We expressly disclaim all responsibility to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;

•	uncertainty of commodity prices for oil, NGLs and gas;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	interpretation of 3-D seismic data;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolfcamp oil shale resource play in the Permian Basin;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 2, 2013.

Overview

Approach Resources Inc. is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. We focus on oil and gas reserves in shale oil and tight gas sands in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 149,000 net acres. Our drilling targets include the Clearfork, Wolfcamp shale, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to the Clearfork and Wolfcamp zones together as the “Wolffork,” and our development project in the Permian Basin as “Project Pangea,” which includes the northwestern portion of Project Pangea that we refer to as “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2012, our estimated proved reserves were 95.5 MMBoe, made up of 39% oil, 30% NGLs and 31% natural gas and 34% proved developed. At such date, approximately 99.9% of our proved reserves were located in the Permian Basin in Crockett and Schleicher Counties, Texas. At September 30, 2013, we owned working interests in 694 producing oil and gas wells.

Third Quarter 2013 Activity

During the three months ended September 30, 2013, we produced 812 MBoe, or 8.8 MBoe/d. During the three months ended September 30, 2013, we drilled 12 wells and completed 14 wells. At September 30, 2013, seven horizontal wells were in progress or waiting on completion. We currently have three horizontal rigs running in Project Pangea.

Sale of Interest in Southern Midland Basin Oil Pipeline

In September 2013, Approach, together with our partner in Wildcat Permian Services LLC (“Wildcat”), entered into a definitive agreement to sell all of the equity interests of Wildcat for a purchase price of $210 million, subject to customary post-closing conditions, adjustments and escrows. Wildcat owns and operates an oil pipeline system in Crockett and Reagan Counties, Texas. We completed the sale of Wildcat in October 2013, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. We estimate that we will recognize a pre-tax gain of approximately $91 million in the fourth quarter of 2013 related to this transaction.

In connection with the closing of the Wildcat sale, in October 2013, we entered into an amendment to our crude oil purchase agreement with Wildcat. The amendment, among other things, amends the dedicated area to include certain areas of Crockett and Schleicher Counties, Texas; amends the transportation and marketing fee; provides for the right and obligations of Approach and Wildcat relating to the construction of future gathering lines and connection facilities; provides us with priority and preference rights for crude oil capacity on the pipeline system; provides for trucking fees for any crude oil transported by truck; and provides for an unconditional guarantee by Wildcat’s parent of all of Wildcat’s obligations and liabilities under the crude oil purchase agreement.

Capital Expenditures

For the three months ended September 30, 2013, our capital expenditures totaled $102 million, consisting of $84.4 million for drilling and completion activities, $11.8 million for pipeline, infrastructure projects and other equipment and $5.8 million for property and acreage acquisitions and lease extensions, including $5 million paid to the Board for Lease of University Lands (“University Lands”) in third quarter 2013 in connection with a Consolidated Drilling and Development Unit Agreement, which extended 60 of our leases with University Lands to September 2017. Also, in third quarter 2013, we made a capital contribution to our pipeline joint venture of $2 million for oil pipeline and facilities construction. Total capital expenditures in 2013 are expected to be $300 million.

Our preliminary estimated drilling and completion capital expenditures for 2014 are expected to be approximately $400 million. Our capital budgets exclude future acquisitions and lease extensions, and are subject to change depending upon a number of factors, including additional data on our Wolfcamp shale oil resource play, results of horizontal drilling and completions, including pad drilling, economic and industry conditions at the time of drilling, prevailing and anticipated prices for oil, NGLs and gas, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2013 and 2012. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues (in thousands):
Oil	$31,708	$21,575	$87,551	$58,689
NGLs	7,231	7,143	19,682	23,797
Gas	5,257	4,320	15,504	11,097

Total oil, NGL and gas sales	44,196	33,038	122,737	93,583
Realized (loss) gain on commodity derivatives	(840)	423	(1,247)	300

Total oil, NGL and gas sales including derivative impact	$43,356	$33,461	$121,490	$93,883

Production:
Oil (MBbls)	314	250	969	670
NGLs (MBbls)	242	234	682	672
Gas (MMcf)	1,538	1,580	4,393	4,567

Total (MBoe)	812	747	2,383	2,103
Total (MBoe/d)	8.8	8.1	8.7	7.7
Average prices:
Oil (per Bbl)	$101.02	$86.38	$90.39	$87.57
NGLs (per Bbl)	29.87	30.50	28.84	35.41
Gas (per Mcf)	3.42	2.73	3.53	2.43

Total (per Boe)	$54.41	$44.21	$51.50	$44.49
Realized (loss) gain on commodity derivatives (per Boe)	(1.03)	0.57	(0.52)	0.14

Total including derivative impact (per Boe)	$53.38	$44.78	$50.98	$44.63
Costs and expenses (per Boe):
Lease operating	$5.38	$7.32	$5.77	$6.32
Production and ad valorem taxes	3.90	3.13	3.69	3.24
Exploration	1.47	1.57	0.84	1.15
General and administrative	7.60	7.54	7.47	7.82
Depletion, depreciation and amortization	23.91	22.39	23.06	20.14

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

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

Oil, NGL and gas sales. Oil, NGL and gas sales increased $11.2 million, or 34%, for the three months ended September 30, 2013, to $44.2 million, from $33 million for the three months ended September 30, 2012. Of the $11.2 million increase in oil, NGL and gas sales, approximately $6.6 million was attributable to an increase in production volumes and $4.6 million was attributable to an increase in oil, NGL and gas prices. Subject to commodity prices and future curtailments beyond our control, we expect our oil, NGL and gas sales to increase during the remainder of 2013 due to increased production volumes from our development project in the Permian Basin.

Net income (loss). Net income for the three months ended September 30, 2013, was $495,000, or $0.01 per diluted share, compared to a net loss of $2.4 million, or $0.07 per diluted share, for the three months ended September 30, 2012. Net income for the three months ended September 30, 2013, included an unrealized loss on commodity derivatives of $3.4 million and a realized loss on commodity derivatives of $840,000. Net income in the 2013 period increased due to higher revenues and lower lease operating expenses, partially offset by higher interest expense, depletion, depreciation and amortization expense and losses on both our realized and unrealized commodity derivatives.

Oil, NGL and gas production. Production for the three months ended September 30, 2013, totaled 812 MBoe (8.8 MBoe/d), compared to production of 747 MBoe (8.1 MBoe/d) in the prior year period, a 9% increase. Production for the three months ended September 30, 2013, was 39% oil, 30% NGLs and 31% gas, compared to 34% oil, 31% NGLs and 35% gas in the 2012 period. Production volumes increased during the three months ended September 30, 2013, as a result of our development project in the Permian Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $840,000 for the three months ended September 30, 2013, compared to a realized gain of $423,000 for the three months ended September 30, 2012. Our average realized price, including the effect of commodity derivatives, was $53.38 per Boe for the three months ended September 30, 2013, compared to $44.78 per Boe for the three months ended September 30, 2012. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $3.4 million and $4.2 million for the three months ended September 30, 2013 and 2012, respectively. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivatives instruments as cash-flow hedges. We record our open derivatives instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) decreased $1.1 million, or 20%, to $4.4 million, or $5.38 per Boe, for the three months ended September 30, 2013, from $5.5 million, or $7.32 per Boe, for the three months ended September 30, 2012. The decrease in LOE per Boe for the three months ended September 30, 2013, was primarily due to a decrease in each of our four primary operating expense categories: well repairs, workovers and maintenance, compressor rental and repair, pumpers and supervision and water hauling and insurance. As our drilling activity increases in Project Pangea, we expect LOE per Boe could average between $5.00 per Boe and $7.00 per Boe for the full year. The following table summarizes LOE per Boe.

	Three Months Ended
	September 30,
	2013	2012	Change	% Change
Water hauling, insurance and other	$1.72	$1.80	$(0.08)	(4.4)%
Compressor rental and repair	1.54	2.05	(0.51)	(24.9)
Well repairs, workovers and maintenance	1.17	2.27	(1.10)	(48.5)
Pumpers and supervision	0.95	1.20	(0.25)	(20.8)

Total	$5.38	$7.32	$(1.94)	(26.5)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $826,000, or 35%, for the three months ended September 30, 2013, to $3.2 million from $2.3 million for the three months ended September 30, 2012. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.90 per Boe and approximately 7.2% of oil, NGL and gas sales for the three months ended September 30, 2013, compared to $3.13 per Boe and approximately 7.1% of oil, NGL and gas sales for the three months ended September 30, 2012.

Exploration. We recorded $1.2 million, or $1.47 per Boe, of exploration expense for the three months ended September 30, 2013, compared to $1.2 million, or $1.57 per Boe, for the three months ended September 30, 2012. Exploration expense for the three months ended September 30, 2013, resulted primarily from lease expirations.

General and administrative. Our general and administrative expenses (“G&A”) increased by $538,000, or 10%, to $6.2 million, or $7.60 per Boe, for the three months ended September 30, 2013, from $5.6 million, or $7.54 per Boe, for the three months ended September 30, 2012. The overall increase in G&A was primarily due to higher salaries and share-based compensation resulting from increased staffing, and other miscellaneous general and administrative expenses. The following table summarizes G&A (in millions) and G&A per Boe.

	Three Months Ended
	September 30,
	2013		2012		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$2.5	$3.09	$2.4	$3.16	$0.1	$(0.07)	(2.2)%
Share-based compensation	1.6	1.97	1.5	1.94	0.1	0.03	1.5
Professional fees	0.6	0.70	0.6	0.83	—	(0.13)	(15.7)
Other	1.5	1.84	1.1	1.61	0.4	0.23	14.3

Total	$6.2	$7.60	$5.6	$7.54	$0.6	$0.06	0.8%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $2.7 million, or 16%, to $19.4 million for the three months ended September 30, 2013, from $16.7 million for the three months ended September 30, 2012. Our DD&A per Boe increased by $1.52, or 7%, to $23.91 per Boe for the three months ended September 30, 2013, compared to $22.39 per Boe for the three months ended September 30, 2012. The increase in DD&A and DD&A per Boe over the prior year period was primarily due to higher production and oil and gas property carrying costs, relative to estimated proved developed reserves. The increase in oil and gas property carrying costs reflects the development of our oil-focused, Wolfcamp shale play.

Interest expense, net. Our interest expense, net, increased $3.6 million, or 235%, to $5.2 million for the three months ended September 30, 2013, from $1.5 million for the three months ended September 30, 2012. The increase in interest expense for the three months ended September 30, 2013, was primarily due to higher interest expense from the issuance of $250 million principal amount of 7% senior notes due 2021 (the “Senior Notes”) in June 2013. We expect our interest expense to remain higher than the prior year period as a result of our issuance of the Senior Notes.

Income taxes. Our income taxes increased $1.5 million to an income tax expense of $270,000 for the three months ended September 30, 2013, compared to an income tax benefit of $1.3 million for the three months ended September 30, 2012. Our effective income tax rate for the three months ended September 30, 2013, was 35.3%, compared to 34.7% for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

Oil, NGL and gas sales. Oil, NGL and gas sales increased $29.2 million, or 31%, to $122.7 million for the nine months ended September 30, 2013, from $93.6 million for the nine months ended September 30, 2012. The increase in oil, NGL and gas sales was due to an increase in production volumes ($26.7 million) and an increase in our average realized price ($2.5 million). Subject to commodity prices and future curtailments beyond our control, we expect our oil, NGL and gas sales to increase during the remainder of 2013 due to increased production volumes from our development project in the Permian Basin.

Net income. Net income for the nine months ended September 30, 2013, was $7.9 million, or $0.20 per diluted share, compared to net income of $7.2 million, or $0.21 per diluted share, for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2013, included an unrealized loss on commodity derivatives of $3.2 million and a realized loss on commodity derivatives of $1.2 million. Net income in the 2013 period increased due to higher revenues, partially offset by higher total expenses and losses on both our realized and unrealized commodity derivatives.

Oil, NGL and gas production. Production for the nine months ended September 30, 2013, totaled 2,383 MBoe (8.7 MBoe/d), compared to production of 2,103 MBoe (7.7 MBoe/d) in the prior year period, a 13% increase. Production for the nine months ended September 30, 2013, was 41% oil, 29% NGLs and 30% gas, compared to 32% oil, 32% NGLs and 36% gas in the 2012 period. Production volumes increased during the nine months ended September 30, 2013, as a result of our development project in the Permian Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $1.2 million and a realized gain of $300,000 for the nine months ended September 30, 2013 and 2012, respectively. Our average realized price, including the effect of commodity derivatives, was $50.98 per Boe for the nine months ended September 30, 2013, compared to $44.63 per Boe for the nine months ended September 30, 2012. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $3.2 million for the nine months ended September 30, 2013, compared to an unrealized gain of $2.6 million for the nine months ended September 30, 2012. As commodity prices increase, the fair value of the open portion of those positions decreases. As commodity prices decrease, the fair value of the open portion of those positions increases. Historically, we have not designated our derivatives instruments as cash-flow hedges. We record our open derivatives instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Lease operating. Our LOE increased $460,000, or 3.5%, to $13.7 million, or $5.77 per Boe, for the nine months ended September 30, 2013, from $13.3 million, or $6.32 per Boe, for the nine months ended September 30, 2012. The decrease in LOE per BOE for the nine months ended September 30, 2013, was primarily due to a decrease in well repairs, workovers and maintenance, compressor rental and repair and pumpers and supervision, partially offset by an increase in water hauling and insurance. As our drilling activity increases in Project Pangea, we expect LOE per Boe could average between $5.00 per Boe and $7.00 per Boe for the full year. The following table summarizes LOE per Boe.

	Nine Months Ended
	September 30,
	2013	2012	Change	% Change
Well repairs, workovers and maintenance	$1.66	$1.71	$(0.05)	(2.9)%
Compressor rental and repair	1.57	1.88	(0.31)	(16.5)
Water hauling, insurance and other	1.54	1.51	0.03	2
Pumpers and supervision	1.00	1.22	(0.22)	(18.0)

Total	$5.77	$6.32	$(0.55)	(8.7)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $2 million, or 29%, for the nine months ended September 30, 2013, to $8.8 million from $6.8 million for the nine months ended September 30, 2012. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.69 per Boe and approximately 7.2% of oil, NGL and gas sales for the nine months ended September 30, 2013, compared to $3.24 per Boe and approximately 7.3% of oil, NGL and gas sales for the nine months ended September 30, 2012.

Exploration. We recorded $2 million, or $0.84 per Boe, of exploration expense for the nine months ended September 30, 2013, compared to an exploration expense of $2.4 million, or $1.15 per Boe for the nine months ended September 30, 2012. Exploration expense for the nine months ended September 30, 2013, resulted primarily from the acquisition and processing of 3-D seismic data and lease expirations.

General and administrative. Our G&A increased $1.4 million, or 8%, to $17.8 million, or $7.47 per Boe, for the nine months ended September 30, 2013, from $16.4 million, or $7.82 per Boe, for the nine months ended September 30, 2012. The overall increase in G&A was primarily due to higher salaries and share-based compensation resulting from increased staffing, partially offset by a decrease in professional fees. The decrease in G&A per Boe was primarily attributable to an increase in production volumes over the prior year period. The following table summarizes G&A (in millions) and G&A per Boe.

	Nine Months Ended
	September 30,
	2013		2012		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$7.1	$2.98	$6.5	$3.07	$0.6	$(0.09)	(2.9)%
Share-based compensation	5.4	2.26	5.0	2.37	0.4	(0.11)	(4.6)
Professional fees	1.1	0.44	1.5	0.70	(0.4)	(0.26)	(37.1)
Other	4.2	1.79	3.4	1.68	0.8	0.11	6.5

Total	$17.8	$7.47	$16.4	$7.82	$1.4	$(0.35)	(4.5)%

Depletion, depreciation and amortization. Our DD&A increased $12.6 million, or 30%, to $55 million for the nine months ended September 30, 2013, from $42.4 million for the nine months ended September 30, 2012. Our DD&A per Boe increased by $2.92, or 15%, to $23.06 per Boe for the nine months ended September 30, 2013, compared to $20.14 per Boe for the nine months ended September 30, 2012. The increase in DD&A and DD&A per Boe over the prior year period was primarily due to higher production and oil and gas property carrying costs, relative to estimated proved developed reserves. The increase in oil and gas property carrying costs reflects the development of our oil-focused, Wolfcamp shale play.

Interest expense, net. Our interest expense, net, increased $5 million, or 132.5%, to $8.9 million for the nine months ended September 30, 2013, from $3.8 million for the nine months ended September 30, 2012. The increase in interest expense for the nine months ended September 30, 2013, was primarily due to higher interest expense from the issuance of the Senior Notes in June 2013. We expect our interest expense to remain higher than the prior year period as a result of our issuance of the Senior Notes.

Income taxes. Our income taxes were $4.3 million and $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our effective income tax rate for the nine months ended September 30, 2013, was 35.1%, compared to 36.3% for the nine months ended September 30, 2012.

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

Our cash flows from operations are driven by commodity prices, production volumes, relative expense levels and the effect of commodity derivatives. Prices for oil, NGLs and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties.

We believe we have adequate liquidity from cash generated from operations, available cash from our issuance of the Senior Notes in June 2013 and unused borrowing capacity under our Credit Facility for current working capital needs and maintenance of our current development project. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our Credit Facility.

Liquidity

We define liquidity as funds available under our Credit Facility, cash and cash equivalents. At September 30, 2013, we had no borrowings outstanding under our Credit Facility, compared to $106 million in long-term debt outstanding under our Credit Facility at December 31, 2012. At September 30, 2013, and December 31, 2012, we had liquidity of $340.2 million and $174.4 million, respectively. The table below summarizes our liquidity position at September 30, 2013, and December 31, 2012 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2013	2012
Borrowing base	$315,000	$280,000
Cash and cash equivalents	25,489	767
Long-term debt under Credit Facility	—	(106,000)
Undrawn letters of credit	(325)	(325)

Liquidity	$340,164	$174,442

The lenders under our revolving credit facility completed their semi-annual borrowing base redetermination, resulting in an increase in the borrowing base to $350 million from $315 million effective November 6, 2013. In addition, we completed the sale of Wildcat in October 2013, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing.

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. We had a working capital deficit of $62.6 million at September 30, 2013, compared to a working capital deficit of $44.6 million at December 31, 2012. The primary reason for the change in working capital was an increase in accrued liabilities and accounts payable from an increase in our capital expenditures. Historically we have maintained working capital deficits that have been more than offset by liquidity available under our Credit Facility. To the extent we operate or end the year 2013 with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities	$118,996	$76,464
Cash flows used in investing activities	(230,187)	(225,435)
Cash flows provided by financing activities	135,913	149,511

Net increase in cash and cash equivalents	$24,722	$540

Operating Activities

Cash flows provided by operating activities increased by approximately $42.5 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, to $119 million. The increase in our cash flows provided by operating activities was primarily due to an increase in oil, NGL and gas sales and the timing of receipts and payments of working capital components, partially offset by an increase in total expenses. For the nine months ended September 30, 2013, our cash flows provided by operating activities and available cash were used primarily for drilling activities in Project Pangea.

Investing Activities

Cash flows used in investing activities increased by approximately $4.8 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, to $230.2 million. Cash flows used in investing activities for the nine months ended September 30, 2013, were primarily attributable to drilling and development ($186.2 million), pipeline, infrastructure projects and other equipment ($26.3 million) and property and acreage acquisitions, lease extensions and 3-D seismic data processing ($9.4 million), all in Project Pangea. Additionally, cash flows used in investing activities during the nine months ended September 30, 2013, included $8.3 million in capital contributions to our joint venture for oil pipeline and facilities.

Financing Activities

Cash flows provided by financing activities decreased by $13.6 million, compared to the nine months ended September 30, 2012, to $135.9 million. During the nine months ended September 30, 2013, net cash flows provided by financing activities included borrowings under our Credit Facility ($129.1 million) and net proceeds from our offering of the Senior Notes ($242.7 million), which was partially offset by repayments of outstanding borrowings under our Credit Facility ($235.9 million). This compares to the nine months ended September 30, 2012, when we had net cash flows provided by financing activities that primarily included borrowings under our Credit Facility ($214 million) and proceeds from the issuance of common stock ($145 million) that were partially offset by repayments of outstanding borrowings ($210.3 million). In addition, during the nine months ended September 30, 2013 and 2012, we realized proceeds of $58,000 and $798,000, respectively, from the exercise of stock options.

Our current goal is to manage our borrowings to help us maintain financial flexibility and liquidity, and to avoid the problems associated with highly-leveraged companies with large interest costs and possible debt reductions restricting ongoing operations.

Credit Facility

Our Credit Facility has a maturity date of July 31, 2016. At September 30, 2013, our borrowing base was $315 million, with maximum commitments from the lenders in the Credit Facility of $500 million. The borrowing base is redetermined semi-annually on or before each April 1 and October 1 based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

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

On November 6, 2013, we entered into a sixteenth amendment to the Credit Facility, which, among other things, increased the borrowing base to $350 million from $315 million.

We had no outstanding borrowings under our Credit Facility at September 30, 2013, compared to outstanding borrowings of $106 million at December 31, 2012. The weighted average interest rate applicable to borrowings under our Credit Facility at December 31, 2012, was 2.7%. We also had outstanding unused letters of credit under our Credit Facility totaling $325,000 at September 30, 2013, which reduce amounts available for borrowing under our Credit Facility.

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

The Indenture restricts our ability, among other things, to (i) sell assets, (ii) pay distributions on, redeem or repurchase, equity interests, (iii) incur additional debt, (iv) make certain investments, (v) enter into transactions with affiliates, (v) incur liens and (vi) merge or consolidate with another company. These restrictions are subject to a number of important exceptions and qualifications. If at any time the Senior Notes are rated investment grade by both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of these restrictions will terminate. The Indenture contains customary events of default.

At September 30, 2013, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2012, there have been no material changes to our contractual obligations, other than an increase in long-term debt due to our issuance of the Senior Notes in June 2013. In connection with the issuance of the Senior Notes, our annual interest expense related to the Senior Notes is $17.5 million due semi-annually on June 15 and December 15, beginning December 15, 2013. See “Liquidity and Capital Resources – Senior Notes” above for additional information on the Senior Notes.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2013, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit, operating lease agreements and gas delivery commitments. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The table below summarizes our commodity derivatives positions outstanding at September 30, 2013.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
2013	Collar	650 Bbls/d	$90.00/Bbl – $105.80/Bbl
2013	Collar	450 Bbls/d	$90.00/Bbl – $101.45/Bbl
2013 (1)	Collar	1,200 Bbls/d	$90.35/Bbl – $100.35/Bbl
2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
2014	Collar	950 Bbls/d	$85.05/Bbl – $95.05/Bbl
2015	Collar	2,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
Crude Oil Basis Differential (Midland/Cushing)
2013 (2)	Swap	2,300 Bbls/d	$1.10/Bbl
2014	Swap	1,500 Bbls/d	$0.55/Bbl
Natural Gas Liquids
Propane 2013 (3)	Swap	550 Bbls/d	$42.00/Bbl
Propane 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline 2013 (3)	Swap	200 Bbls/d	$90.72/Bbl
Natural Gasoline 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
2013	Swap	200,000 MMBtu/month	$3.54/MMBtu
2013	Swap	190,000 MMBtu/month	$3.80/MMBtu
2013 (4)	Collar	100,000 MMBtu/month	$4.00/MMBtu – $4.36/MMBtu
2014	Swap	360,000 MMBtu/month	$4.18/MMBtu

(1)	February 2013 – December 2013
(2)	March 2013 – December 2013
(3)	September 2013 – December 2013
(4)	May 2013 – December 2013

Subsequent to September 30, 2013, we entered into a natural gas swap covering 200,000 MMBtu per month for 2015 at a contract price of $4.10/MMBtu.

At September 30, 2013, and December 31, 2012, the fair value of our open derivatives contracts was a net liability of $814,000 and a net asset of $2.4 million, respectively.

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

For the nine months ended September 30, 2013 and 2012, we recorded an unrealized loss on commodity derivatives of $3.2 million, compared to an unrealized gain of and $2.6 million, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $16.8 million decrease in the fair value of our commodity derivatives positions recorded on our balance sheet at September 30, 2013, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the nine months ended September 30, 2013.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2013. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2012, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends and Outlook” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on February 28, 2013; and Quarterly Report on Form 10-Q for the period ended June 30, 2013, under the heading item 1A. “Risk Factors” filed with the SEC on August 2, 2013.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 2, 2013, which are accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2013. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2013 – July 31, 2013	—	$—	—	—
Month #2 August 1, 2013 – August 31, 2013	577	26.11	—	—
Month #3 September 1, 2013 – September 30, 2013	1,255	24.33	—	—

Total	1,832	$24.89	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: November 8, 2013	By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Steven P. Smart
Steven P. Smart
Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

2.1	Equity Purchase Agreement by and among JP Energy Development LP, JP Energy Permian, LLC, Wildcat Midstream Mesquite, LLC, Approach Midstream Holdings LLC, Wildcat Permian Services LLC and joined in for certain limited purposes by Wildcat Midstream Holdings LLC, Approach Resources Inc. and Wildcat Midstream Operating, LLC dated September 18, 2013 (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission) (filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 11, 2013, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc., effective November 6, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.