Form 10-Q
period 2014-03-31
Approach Resources Inc
filed 2014-05-09
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2014, was 39,371,517.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,341	$58,761
Restricted cash	7,350	7,350
Accounts receivable:
Joint interest owners	101	158
Oil, NGL and gas sales	21,058	22,871
Unrealized gain on commodity derivatives	2,989	—
Prepaid expenses and other current assets	1,203	592
Deferred income taxes – current	2,715	681

Total current assets	39,757	90,413
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,421,046	1,320,195
Furniture, fixtures and equipment	4,487	2,537

Total oil and gas properties and equipment	1,425,533	1,322,732
Less accumulated depletion, depreciation and amortization	(299,219)	(275,702)

Net oil and gas properties and equipment	1,126,314	1,047,030
Unrealized gain on commodity derivatives	3,997	—
Other assets	7,824	8,041

Total assets	$1,177,892	$1,145,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,151	$38,575
Oil, NGL and gas sales payable	8,085	6,101
Accrued liabilities	45,559	37,918
Unrealized loss on commodity derivatives	10,539	1,847

Total current liabilities	103,334	84,441
NON-CURRENT LIABILITIES:
Senior secured credit facility	—	—
Senior notes	250,000	250,000
Deferred income taxes	95,598	91,883
Unrealized loss on commodity derivatives	4,536	315
Asset retirement obligations	8,564	8,350

Total liabilities	462,032	434,989
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 39,371,955 and 39,047,699 issued and outstanding, respectively	390	390
Additional paid-in capital	567,657	565,237
Retained earnings	147,813	144,868

Total stockholders’ equity	715,860	710,495

Total liabilities and stockholders’ equity	$1,177,892	$1,145,484

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Oil, NGL and gas sales	$61,927	$36,269
EXPENSES:
Lease operating	7,851	5,383
Production and ad valorem taxes	4,169	2,556
Exploration	738	260
General and administrative	8,535	6,410
Depletion, depreciation and amortization	23,606	17,056

Total expenses	44,899	31,665

OPERATING INCOME	17,028	4,604
OTHER:
Interest expense, net	(5,137)	(1,229)
Equity in losses of investee	—	(116)
Realized (loss) gain on commodity derivatives	(1,339)	307
Unrealized loss on commodity derivatives	(5,926)	(4,100)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	4,626	(534)
INCOME TAX PROVISION (BENEFIT)	1,681	(187)

NET INCOME (LOSS)	$2,945	$(347)

EARNINGS (LOSS) PER SHARE:
Basic	$0.08	$(0.01)

Diluted	$0.08	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,243,296	38,924,163
Diluted	39,259,480	38,924,163

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$2,945	$(347)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depletion, depreciation and amortization	23,606	17,056
Amortization of loan origination fees	217	—
Unrealized loss on commodity derivatives	5,926	4,100
Exploration expense	738	260
Share-based compensation expense	2,654	2,257
Deferred income tax expense (benefit)	1,681	(187)
Equity in losses of investee	—	116
Changes in operating assets and liabilities:
Accounts receivable	1,870	2,548
Prepaid expenses and other current assets	(611)	(297)
Accounts payable	342	5,955
Oil, NGL and gas sales payable	1,984	(123)
Accrued liabilities	7,641	(1,700)

Cash provided by operating activities	48,993	29,638

INVESTING ACTIVITIES:
Additions to oil and gas properties	(101,463)	(69,455)
Contribution to equity method investment	—	(6,280)
Additions to furniture, fixtures and equipment, net	(1,950)	(251)

Cash used in investing activities	(103,413)	(75,986)

FINANCING ACTIVITIES:
Borrowings under credit facility	17,500	79,975
Repayment of amounts outstanding under credit facility	(17,500)	(33,800)

Cash provided by financing activities	—	46,175

CHANGE IN CASH AND CASH EQUIVALENTS	(54,420)	(173)
CASH AND CASH EQUIVALENTS, beginning of period	$58,761	$767

CASH AND CASH EQUIVALENTS, end of period	$4,341	$594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$429	$806

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$126	$74

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

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

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year due in part to the volatility in prices for oil, NGLs and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 25, 2014.

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which affect our estimate of depletion expense as well as our impairment analyses. Significant assumptions also are required in our estimation of accrued liabilities, commodity derivatives, income tax provision, share-based compensation and asset retirement obligations. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior-year amounts have been reclassified to conform to current-year presentation. These classifications have no impact on the net income reported.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

2. Equity Method Investment

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2012, we made an initial contribution of $10 million to the joint venture for pipeline and facilities construction, and in 2013, we contributed $8.3 million to the joint venture for pipeline and facilities construction. Our contributions are recorded at cost and are included in investing activities under “Contribution to equity method investment” on our consolidated statements of cash flows. Our share of the investee’s earnings was recorded on our consolidated statement of operations for the three months ended March 31, 2013. In October 2013, we completed the sale of the joint venture, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. Of the $109.1 million in proceeds, $7.4 million is restricted pursuant to an escrow agreement and recorded as restricted cash at March 31, 2014. The escrow termination date is June 1, 2014.

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

	Three Months Ended March 31,
	2014	2013
Income (numerator):
Net income (loss) – basic	$2,945	$(347)

Weighted average shares (denominator):
Weighted average shares – basic	39,243,296	38,924,163
Dilution effect of share-based compensation, treasury method	16,184	— (1)

Weighted average shares – diluted	39,259,480	38,924,163

Net income (loss) per share:
Basic	$0.08	$(0.01)

Diluted	$0.08	$(0.01)

(1)	Approximately 43,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended March 31, 2013.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

4. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2014, and December 31, 2013 (in thousands).

	March 31,	December 31,
	2014	2013
Credit Facility	$—	$—
Senior Notes	250,000	250,000

Total long-term debt	$250,000	$250,000

Revolving Credit Facility

At March 31, 2014, the borrowing base under our revolving credit facility (the “Credit Facility”) was $350 million, with maximum commitments from the lenders of $500 million and a maturity date of July 31, 2016. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

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

We had no outstanding borrowings under our Credit Facility at March 31, 2014, and December 31, 2013. We had outstanding unused letters of credit under our Credit Facility totaling $0.3 million at March 31, 2014, and December 31, 2013, which reduce amounts available for borrowing under our Credit Facility.

Loans under our Credit Facility are secured by first-priority liens on substantially all of our West Texas assets, a pledge of our equity interests in our subsidiaries and are guaranteed by our subsidiaries.

Covenants

Our Credit Facility contains two principal financial covenants:

•	a consolidated modified current ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 at all times; and

•	a consolidated funded debt-to-consolidated EBITDAX ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not more than 4.0 to 1.0 as of the last day of any fiscal quarter.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

Our Credit Facility also restricts cash dividends and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investments in other entities and liens on properties.

In May 2014, we entered into a new, $1 billion senior secured revolving credit facility (the “New Credit Facility”) with an initial $450 million borrowing base. The New Credit Facility has a maturity date of May 7, 2019. Borrowings under the New Credit Facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 1.50% to 2.50%. We pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the New Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, the New Credit Facility, among other things, (i) replaces the consolidated funded debt-to-consolidated EBITDAX ratio covenant with a consolidated interest coverage ratio covenant that requires us to maintain a ratio of consolidated EBITDAX to interest of not less than 2.5 to 1.0 as of the last day of any fiscal quarter, (ii) adds three banks as lenders to the bank syndicate, and (iii) increases the maximum amount of senior unsecured notes allowable to $550 million without a required reduction in the borrowing base.

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is $17.5 million, payable semi-annually on June 15 and December 15.

We issued the Senior Notes under a senior indenture dated June 11, 2013, as supplemented by a supplemental indenture of even date, among the Company, our subsidiary guarantors and Wells Fargo Bank, National Association, as trustee.

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

March 31, 2014

subsidiary guarantor, if that guarantor no longer qualifies as a subsidiary of the Company as a result of such disposition and the sale or other disposition otherwise complies with the indenture;

•	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture;

•	upon defeasance or covenant defeasance of the notes or satisfaction and discharge of the indenture, in each case, in accordance with the indenture;

•	upon the liquidation or dissolution of that guarantor, provided that no default or event of default occurs under the indenture as a result thereof or shall have occurred and is continuing; or

•	in the case of any restricted subsidiary that, after the issue date of the notes is required under the indenture to guarantee the notes because it becomes a guarantor of indebtedness issued or an obligor under a credit facility with respect to the Company and/or its subsidiaries, upon the release or discharge in full from its (i) guarantee of such indebtedness or (ii) obligation under such credit facility, in each case, which resulted in such restricted subsidiary’s obligation to guarantee the notes.

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

At March 31, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5. Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under this employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. Since December 31, 2013, there have been no other material changes to our contractual obligations.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

6. Income Taxes

The effective income tax rate for the three months ended March 31, 2014 and 2013, was 36.3% and 35.1%, respectively. Total income tax expense for the three months ended March 31, 2014 and 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes.

7. Fair Value of Financial and Derivative Instruments

The following table provides our outstanding commodity derivative positions at March 31, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
April 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl – $95.05/Bbl
April 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl – $98.85/Bbl
April 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl – $95.30/Bbl
January 2015 – December 2015	Collar	2,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
Natural Gas Liquids
Propane
April 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
April 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
April 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
April 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu
April 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
September 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu – $4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu – $4.25/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2014, and December 31, 2013 (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value		Balance Sheet Location	Fair Value
		March 31,	December 31,		March 31,	December 31,
	Balance Sheet Location	2014	2013		2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$6,986	$9,108	Unrealized loss on commodity derivatives	$15,075	$11,270

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended March 31,
		2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$(5,926)	$(4,100)
	Realized (loss) gain on commodity derivatives	(1,339)	307

		$(7,265)	$(3,793)

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2014, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2014, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2014
	Carrying Amount	Fair Value
Senior Notes	$250,000	$258,775

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8. Share-Based Compensation

In February 2014, we awarded an aggregate of 245,157 restricted shares to our executive officers, of which 163,438 shares are subject to certain performance conditions and 81,719 shares are subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR is achieved. Assuming target TSR is achieved, then 54,479 shares are subject to three-year TSR conditions. The aggregate fair market value of the award, assuming target TSR is achieved is $4.5 million, which will be expensed over a service period of approximately three years, subject to performance and three-year TSR conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2014. Our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing, oil and gas;

•	oil, NGL and gas prices;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	our inability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effect of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	interpretation of 3-D seismic data;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves and present value thereof;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 25, 2014.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 144,000 net acres. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2013, our estimated proved reserves were 114.7 million barrels of oil equivalent (“MMBoe”), made up of 40% oil, 29% NGLs, 31% gas and 39% proved developed. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher Counties, Texas. At March 31, 2014, we owned working interests in 753 producing oil and gas wells.

First Quarter 2014 Activity

During the three months ended March 31, 2014, we produced 1,067 MBoe, or 11.9 MBoe/d. We drilled 16 horizontal wells and completed 19 horizontal wells. We currently have three horizontal rigs running in Project Pangea.

2014 Capital Expenditures

For the three months ended March 31, 2014, our capital expenditures totaled $103.4 million, consisting of $97.1 million for drilling and completion activities, $6.1 million for infrastructure projects and equipment and $0.2 million for acreage acquisitions and extensions. Our 2014 capital budget is $400 million, including $385 million for horizontal drilling and completion activity and $15 million for infrastructure projects and equipment.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2014 and 2013. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended March 31,
	2014	2013
Revenues (in thousands):
Oil	$41,745	$25,462
NGLs	10,298	6,237
Gas	9,884	4,570

Total oil, NGL and gas sales	61,927	36,269
Realized (loss) gain on commodity derivatives	(1,339)	307

Total oil, NGL and gas sales including derivative impact	$60,588	$36,576

Production:
Oil (MBbls)	450	310
NGLs (MBbls)	295	214
Gas (MMcf)	1,934	1,378

Total (MBoe)	1,067	754
Total (MBoe/d)	11.9	8.4
Average prices:
Oil (per Bbl)	$92.77	$82.01
NGLs (per Bbl)	34.94	29.17
Gas (per Mcf)	5.11	3.32

Total (per Boe)	58.04	48.10
Realized (loss) gain on commodity derivatives (per Boe)	(1.26)	0.41

Total including derivative impact (per Boe)	$56.78	$48.51

Costs and expenses (per Boe):
Lease operating	$7.36	$7.14
Production and ad valorem	3.91	3.39
Exploration	0.69	0.34
General and administrative	8.00	8.50
Depletion, depreciation and amortization	22.12	22.62

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

Oil, NGL and gas sales. Oil, NGL and gas sales increased $25.6 million, or 71%, for the three months ended March 31, 2014, to $61.9 million, from $36.3 million for the three months ended March 31, 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($18.6 million), and an increase in average realized commodity prices ($7 million). Production volumes increased as a result of our continued development in Project Pangea. We expect our oil, NGL and gas sales to increase during the remainder of 2014 due to increased production volumes from our development project in the Permian Basin.

Net income. Net income for the three months ended March 31, 2014, was $2.9 million, or $0.08 per diluted share, compared to a net loss of $0.3 million, or $0.01 per diluted share, for the three months ended March 31, 2013. Net income for the three months ended March 31, 2014, included an unrealized loss on commodity derivatives of $5.9 million and a realized loss on commodity derivatives of $1.3 million. Net income for the three months ended March 31, 2014, increased due to higher revenues ($25.6 million), partially offset by higher depletion, depreciation and amortization expense, interest expense, and losses on both our realized and unrealized commodity derivatives.

Oil, NGL and gas production. Production for the three months ended March 31, 2014, totaled 1,067 MBoe (11.9 MBoe/d), compared to production of 754 MBoe (8.4 MBoe/d) in the prior-year period, a 42% increase. Production for the three months ended March 31, 2014, was 42% oil, 28% NGLs and 30% gas, compared to 41% oil, 28% NGLs and 31% gas in the 2013 period. Production volumes increased during the three months ended March 31, 2014, as a result of our development in Project Pangea. We expect production to continue to increase during 2014 due to our development project in the Permian Basin.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $1.3 million and a realized gain of $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Our average realized price, including the effect of commodity derivatives, was $56.78 per Boe for the three months ended March 31, 2014, compared to $48.51 per Boe for the three months ended March 31, 2013. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $5.9 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net income on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) increased $2.5 million, or 46%, for the three months ended March 31, 2014, to $7.9 million, or $7.36 per Boe, from $5.4 million, or $7.14 per Boe, for the three months ended March 31, 2013. The increase in LOE per Boe for the three months ended March 31, 2014, was primarily due to higher well repairs, workovers, maintenance and higher compressor rental and repair due to extreme weather-related compressor maintenance expenses, partially offset by decreases in expenses related to water hauling, insurance, and pumpers and supervision. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2014	2013	Change	% Change
Well repairs, workovers and maintenance	$2.88	$2.67	$0.21	7.9%
Compressor rental and repair	2.04	1.60	0.44	27.5
Water hauling, insurance and other	1.54	1.89	(0.35)	(18.5)
Pumpers and supervision	0.90	0.98	(0.08)	(8.2)

Total	$7.36	$7.14	$0.22	3.1%

Production and ad valorem taxes. Our production and ad valorem taxes increased $1.6 million, or 63%, for the three months ended March 31, 2014, to $4.2 million from $2.6 million for the three months ended March 31, 2013. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.91 per Boe and $3.39 per Boe and approximately 6.7% and 7.1% of oil, NGL and gas sales for the three months ended March 31, 2014 and 2013, respectively.

Exploration. We recorded $0.7 million, or $0.69 per Boe, and $0.3 million, or $0.34 per Boe, of exploration expense for the three months ended March 31, 2014 and 2013, respectively. Exploration expense for the respective periods resulted primarily from lease expirations and the acquisition of 3-D seismic data.

General and administrative. Our general and administrative expenses (“G&A”) increased $2.1 million, or 33%, to $8.5 million, or $8.00 per Boe, for the three months ended March 31, 2014, from $6.4 million, or $8.50 per Boe, for the three months ended March 31, 2013. The increase in G&A was primarily due to higher salaries and benefits resulting from increased staffing. We expect G&A per Boe to decline due to production increases for the remainder of 2014. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended March 31,
	2014		2013		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$3.5	$3.27	$2.2	$3.05	$1.3	$0.22	7.2%
Share-based compensation	2.6	2.49	2.3	2.99	0.3	(0.50)	(16.7)
Professional fees	0.7	0.65	0.4	0.52	0.3	0.13	25.0
Other	1.7	1.59	1.5	1.94	0.2	(0.35)	(18.0)

Total	$8.5	$8.00	$6.4	$8.50	$2.1	$(0.50)	(5.9)%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $6.5 million, or 38%, to $23.6 million for the three months ended March 31, 2014, from $17.1 million for the three months ended March 31, 2013. Our DD&A per Boe decreased by $0.50, or 2%, to $22.12 per Boe for the three months ended March 31, 2014, compared to $22.62 per Boe for the three months ended March 31, 2013. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $3.9 million, or 318%, to $5.1 million for the three months ended March 31, 2014, from $1.2 million for the three months ended March 31, 2013. This increase was primarily due to higher interest expense from the issuance of Senior Notes in

June 2013, partially offset by decreased borrowings under our revolving credit facility (the “Credit Facility”). We expect our interest expense to remain higher than the prior-year period as a result of increased borrowings during 2014 and interest payable under our Senior Notes.

Income taxes. Our income taxes increased $1.9 million to an income tax expense of $1.7 million for the three months ended March 31, 2014, from a benefit of $0.2 million for the three months ended March 31, 2013. The increase in income taxes was primarily due to an increase in income before income taxes in the 2014 period. Our effective income tax rate for the three months ended March 31, 2014, was 36.3%, compared to 35.1% for the three months ended March 31, 2013.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings under our Credit Facility and, to the extent that credit and capital market conditions will allow, future public equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our Credit Facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our Credit Facility will be available on acceptable terms, or at all, in the foreseeable future.

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

We believe we have adequate liquidity from cash on hand, cash generated from operations and unused borrowing capacity under our Credit Facility for current working capital needs and maintenance of our current development project. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our Credit Facility.

Liquidity

We define liquidity as funds available under our Credit Facility, cash and cash equivalents. At March 31, 2014, and December 31, 2013, we had no borrowings outstanding under our Credit Facility and liquidity of $354 million and $408.4 million, respectively. The table below summarizes our liquidity position at March 31, 2014, and December 31, 2013 (dollars in thousands).

	Liquidity at March 31,	Liquidity at December 31,
	2014	2013
Borrowing base	$350,000	$350,000
Cash and cash equivalents	4,341	58,761
Long-term debt – Credit Facility	—	—
Undrawn letters of credit	(325)	(325)

Liquidity	$354,016	$408,436

In May 2014, we entered into a new, $1 billion senior secured revolving credit facility (the “New Credit Facility”) with an initial borrowing base of $450 million. Additional information regarding the New Credit Facility is included in Note 4. “Long-Term Debt.”

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. We had a working capital deficit of $63.6 million at March 31, 2014, compared to a working capital surplus of $6 million at December 31, 2013. The primary reason for the change in working capital was an increase in accrued liabilities, and a decrease in our cash balance due to an increase in our capital expenditures. To the extent we operate, or end fiscal year 2014, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities	$48,993	$29,638
Cash flows used in investing activities	(103,413)	(75,986)
Cash flows provided by financing activities	—	46,175

Net decrease in cash and cash equivalents	$(54,420)	$(173)

Operating Activities

Cash flows provided by operating activities increased by 65%, or $19.4 million, to $49 million during the three months ended March 31, 2014, compared to the prior-year period. The increase in our cash flows provided by operating activities was primarily due to an increase in oil, NGL and gas sales from higher production and the timing of payments and receipts of working capital components, partially offset by an increase in total expenses.

Investing Activities

Cash flows used in investing activities increased by $27.4 million for the three months ended March 31, 2014, to $103.4 million, compared to the prior-year period. Cash flows used in investing activities for the three months ended March 31, 2014, were primarily attributable to drilling and development ($97.1 million), infrastructure projects and, equipment ($6.1 million) and acreage acquisitions and extensions ($0.2 million). During the three months ended March 31, 2014, we drilled a total of 16 horizontal wells and completed 19 horizontal wells.

Financing Activities

During the three months ended March 31, 2014, cash flows provided by financing activities decreased by $46.2 million, compared to the prior-year period. We had no outstanding borrowings under our Credit Facility at March 31, 2014. During the three months ended March 31, 2013, net cash flows provided by financing activities included borrowings under our Credit Facility of $80 million that were partially offset by repayments of outstanding borrowings of $33.8 million.

Credit Facility

At March 31, 2014, the borrowing base under our Credit Facility was $350 million, with maximum commitments from the lenders of $500 million and a maturity date of July 31, 2016. We had no outstanding borrowings under our Credit Facility at March 31, 2014, and December 31, 2013. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Loans under our Credit Facility are secured by first-priority liens on substantially all of our West Texas assets, a pledge of our equity interests in our subsidiaries and are guaranteed by our subsidiaries.

In May 2014, we entered into the New Credit Facility, a $1 billion senior secured revolving credit facility with an initial $450 million borrowing base. The New Credit Facility has a maturity date of May 7, 2019. Additional information regarding our credit arrangements is included in Note 4. “Long-Term Debt.”

To date, we have experienced no disruptions in our ability to access our Credit Facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under Mr. Krylov’s employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. Since December 31, 2013, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides our outstanding commodity derivative positions at March 31, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
April 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl – $95.05/Bbl
April 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl – $98.85/Bbl
April 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl – $95.30/Bbl
January 2015 – December 2015	Collar	2,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
Natural Gas Liquids
Propane
April 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
April 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
April 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
April 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu
April 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
September 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu – $4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu – $4.25/MMBtu

At March 31, 2014, the fair value of our open derivative contracts was a net liability of $8.1 million, compared to a net liability of $2.2 million at December 31, 2013.

JPMorgan Chase Bank, N.A. and KeyBank National Association are currently the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by counterparties on our commodity derivatives positions. However, we do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions. JPMorgan is the administrative agent and a participant, and KeyBank is the documentation agent and a participant, in our Credit Facility, and the collateral for the outstanding borrowings under our Credit Facility is used as collateral for our commodity derivatives.

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

For the three months ended March 31, 2014 and 2013, we recorded an unrealized loss on commodity derivatives of $5.9 million and $4.1 million, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $23.5 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2014, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2014.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 25, 2014.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2013, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends and Outlook” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on February 25, 2014.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 25, 2014, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2014. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2014 – January 31, 2014	11,790	$19.32	—	—
Month #2 February 1, 2014 – February 28, 2014	181	21.09	—	—
Month #3 March 1, 2014 – March 31, 2014	36	23.06	—	—

Total	12,007	$19.33	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: May 9, 2014	By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

*10.1†	Employment Agreement by and between Approach Resources Inc. and Sergei Krylov dated January 3, 2014.

10.2	Amendment No. 17 dated as of January 23, 2014, to Credit Agreement dated as of January 18, 2008, among Approach Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as administrative agent and lender, KeyBank National Association, Frost Bank, Royal Bank of Canada and Wells Fargo Bank, N.A., as lenders, and Approach Oil & Gas Inc., Approach Resources I, LP, Approach Services, LLC and Approach Midstream Holdings LLC, as guarantors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2014, and incorporated herein by reference).

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract