Form 10-Q
period 2014-06-30
Approach Resources Inc
filed 2014-08-05
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 24, 2014, was 39,369,986.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$444	$58,761
Restricted cash	—	7,350
Accounts receivable:
Joint interest owners	108	158
Oil, NGL and gas sales	24,590	22,871
Prepaid expenses and other current assets	1,012	592
Deferred income taxes – current	4,573	681

Total current assets	30,727	90,413
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,510,623	1,320,195
Furniture, fixtures and equipment	4,607	2,537

Total oil and gas properties and equipment	1,515,230	1,322,732
Less accumulated depletion, depreciation and amortization	(327,701)	(275,702)

Net oil and gas properties and equipment	1,187,529	1,047,030
Other assets	9,579	8,041

Total assets	$1,227,835	$1,145,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,385	$38,575
Oil, NGL and gas sales payable	9,519	6,101
Accrued liabilities	50,015	37,918
Unrealized loss on commodity derivatives	12,764	1,847

Total current liabilities	99,683	84,441
NON-CURRENT LIABILITIES:
Senior secured credit facility	46,000	—
Senior notes	250,000	250,000
Deferred income taxes	99,609	91,883
Unrealized loss on commodity derivatives	3,002	315
Asset retirement obligations	8,790	8,350

Total liabilities	507,084	434,989
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 39,367,485 and 39,047,699 issued and outstanding, respectively	391	390
Additional paid-in capital	568,754	565,237
Retained earnings	151,606	144,868

Total stockholders’ equity	720,751	710,495

Total liabilities and stockholders’ equity	$1,227,835	$1,145,484

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Oil, NGL and gas sales	$73,408	$42,272	$135,335	$78,541
EXPENSES:
Lease operating	7,946	3,993	15,797	9,376
Production and ad valorem taxes	4,925	3,068	9,094	5,624
Exploration	1,966	557	2,704	817
General and administrative	7,402	5,229	15,937	11,639
Depletion, depreciation and amortization	28,573	18,482	52,179	35,538

Total expenses	50,812	31,329	95,711	62,994

OPERATING INCOME	22,596	10,943	39,624	15,547
OTHER:
Interest expense, net	(5,357)	(2,451)	(10,494)	(3,680)
Equity in losses of investee	(186)	(64)	(186)	(180)
Realized loss on commodity derivatives	(3,320)	(714)	(4,659)	(407)
Unrealized (loss) gain on commodity derivatives	(7,678)	4,290	(13,604)	190
Other expense	(109)	—	(109)	—

INCOME BEFORE INCOME TAX PROVISION	5,946	12,004	10,572	11,470
INCOME TAX PROVISION	2,153	4,217	3,834	4,030

NET INCOME	$3,793	$7,787	$6,738	$7,440

EARNINGS PER SHARE:
Basic	$0.10	$0.20	$0.17	$0.19

Diluted	$0.10	$0.20	$0.17	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,368,606	39,007,361	39,306,296	38,965,811
Diluted	39,384,613	39,029,203	39,322,392	38,976,732

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$6,738	$7,440
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	52,179	35,538
Amortization of loan origination fees	689	—
Unrealized loss (gain) on commodity derivatives	13,604	(190)
Exploration expense	2,704	817
Share-based compensation expense	3,761	3,790
Deferred income taxes	3,834	4,030
Equity in losses of investee	186	180
Changes in operating assets and liabilities:
Accounts receivable	(1,669)	(1,485)
Prepaid expenses and other current assets	(420)	250
Accounts payable	(11,433)	(3,957)
Oil, NGL and gas sales payable	3,418	437
Accrued liabilities	12,097	(2,011)

Cash provided by operating activities	85,688	44,839

INVESTING ACTIVITIES:
Additions to oil and gas properties	(192,872)	(119,586)
Contribution to equity method investment	(186)	(6,280)
Change in restricted cash	7,350	—
Additions to furniture, fixtures and equipment, net	(2,070)	(317)

Cash used in investing activities	(187,778)	(126,183)

FINANCING ACTIVITIES:
Borrowings under credit facility	114,421	129,059
Repayment of amounts outstanding under credit facility	(68,421)	(235,950)
Proceeds from issuance of senior notes	—	242,746
Loan origination fees	(2,227)	—

Cash provided by financing activities	43,773	135,855

CHANGE IN CASH AND CASH EQUIVALENTS	(58,317)	54,511
CASH AND CASH EQUIVALENTS, beginning of period	$58,761	$767

CASH AND CASH EQUIVALENTS, end of period	$444	$55,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,961	$2,124

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$260	$306

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the updated standard, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. This update is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This accounting standards update is effective for annual reporting periods beginning on or after December 15, 2014, and will be applied prospectively. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

In May 2014, the FASB issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition”. This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance is effective retrospectively for annual reporting periods beginning on or after December 15, 2016, with early application not permitted. The Company is evaluating our existing revenue recognition policies to determine whether any contracts will be affected by the new requirements.

2. Equity Method Investment

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2012, we made an initial contribution of $10 million to the joint venture for pipeline and facilities construction, and in 2013, we contributed $8.3 million to the joint venture for pipeline and facilities construction. Our contributions are recorded at cost and are included in investing activities under “Contribution to equity method investment” on our consolidated statements of cash flows. Our share of the investee’s earnings was recorded on our consolidated statement of operations for the three months ended June 30, 2013. In October 2013, we completed the sale of the joint venture, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. Of the $109.1 million in proceeds, $7.4 million was restricted pursuant to an escrow agreement. The escrow agreement terminated on June 1, 2014, and the cash held in escrow was subsequently released. We incurred $0.2 million in post-closing working capital adjustments during the three months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (numerator):
Net income – basic	$3,793	$7,787	$6,738	$7,440

Weighted average shares (denominator):
Weighted average shares – basic	39,368,606	39,007,361	39,306,296	38,965,811
Dilution effect of share-based compensation, treasury method	16,007	21,842	16,096	10,921

Weighted average shares – diluted	39,384,613	39,029,203	39,322,392	38,976,732

Net income per share:
Basic	$0.10	$0.20	$0.17	$0.19

Diluted	$0.10	$0.20	$0.17	$0.19

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

4. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2014, and December 31, 2013 (in thousands).

	June 30,	December 31,
	2014	2013
Senior secured credit facility	$46,000	$—
Senior notes	250,000	250,000

Total long-term debt	$296,000	$250,000

Revolving Credit Facility

In May 2014, we entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”) with an initial $450 million borrowing base, maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

Borrowings under the Credit Facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 1.50% to 2.50%. In addition, we pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base.

We had outstanding borrowings of $46 million under our Credit Facility at June 30, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under our Credit Facility for the six months ended June 30, 2014, was 2%. We had outstanding unused letters of credit under our Credit Facility totaling $0.3 million at June 30, 2014, and December 31, 2013, which reduce amounts available for borrowing under our Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries.

Covenants

Our Credit Facility contains two principal financial covenants:

•	a consolidated modified current ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter; and

•	a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to interest of not less than 2.5 to 1.0 as of the last day of any fiscal quarter.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Our Credit Facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

In addition, the obligations of the Company may be accelerated upon the occurrence of an Event of Default (as defined in the Credit Facility). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries, bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as defined in the Credit Facility), which includes instances where a third party becomes the beneficial owner of more than 50% of the Company’s outstanding equity interests entitled to vote.

Senior Notes

In June 2013, we completed the public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is $17.5 million, payable semi-annually on June 15 and December 15.

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

June 30, 2014

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

At June 30, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5. Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under this employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. Since December 31, 2013, there have been no other material changes to our contractual obligations. In August 2014, we extended our existing gas purchase and processing agreement with DCP Midstream, LP through August 2023.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

6. Income Taxes

The effective income tax rate for the three and six months ended June 30, 2014, was 36.2% and 36.3%, respectively. Total income tax expense for the three and six months ended June 30, 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

The effective income tax rate for the three and six months ended June 30, 2013, was 35.1%. Total income tax expense for the three and six months ended June 30, 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

7. Fair Value of Financial and Derivative Instruments

The following table provides our outstanding commodity derivative positions at June 30, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl – $105.50/Bbl
July 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl – $95.05/Bbl
July 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl – $98.85/Bbl
July 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl – $95.30/Bbl
January 2015 – December 2015	Collar	2,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
Natural Gas Liquids
Propane
July 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
July 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
July 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
July 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu
July 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
September 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu –$4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu – $4.25/MMBtu

Subsequent to June 30, 2014, we entered into two crude oil collars covering a total of 1,000 Bbls per day for 2015 at a floor price of $90.00/Bbl and a ceiling price of $102.50/Bbl.

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2014, and December 31, 2013 (in thousands).

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		June 30,	December 31,		June 30,	December 31,
	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$—	$9,108	Unrealized loss on commodity derivatives	$15,766	$11,270

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized loss on commodity derivatives	$(3,320)	$(714)	$(4,659)	$(407)
	Unrealized (loss) gain on commodity derivatives	(7,678)	4,290	(13,604)	190

		$(10,998)	$3,576	$(18,263)	$(217)

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

June 30, 2014

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

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2014, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2014, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2014
	Carrying Amount	Fair Value
Senior Notes	$250,000	$262,530

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

Effective May 16, 2014, we entered into an executive grant and separation agreement (the “Separation Agreement”) with Ralph P. Manoushagian, former Executive Vice President — Land, upon his retirement. As set forth in the Separation Agreement, we granted Mr. Manoushagian 41,281 restricted stock units with an aggregate fair market value of $0.8 million that will be settled on December 31, 2014. We also recorded a benefit of $1.1 million in share-based compensation expense related to the forfeiture of 66,684 outstanding unvested shares of restricted stock previously awarded to Mr. Manoushagian.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 138,000 net acres. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2013, our estimated proved reserves were 114.7 million barrels of oil equivalent (“MMBoe”), made up of 40% oil, 29% NGLs, 31% gas and 39% proved developed. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher Counties, Texas. At June 30, 2014, we owned working interests in 741 producing oil and gas wells.

Second Quarter 2014 Activity

During the three months ended June 30, 2014, we produced 1,286 MBoe, or 14.1 MBoe/d. We drilled 16 horizontal wells and completed 16 horizontal wells. We currently have three horizontal rigs running in Project Pangea.

2014 Capital Expenditures

For the three months ended June 30, 2014, our capital expenditures totaled $92.3 million, consisting of $85.8 million for drilling and completion activities, $3.8 million for infrastructure projects and equipment and $2.7 million for acreage acquisitions and extensions. Our 2014 capital budget is $400 million, including $385 million for horizontal drilling and completion activity and $15 million for infrastructure projects and equipment.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2014 and 2013. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (in thousands):
Oil	$51,570	$30,381	$93,315	$55,842
NGLs	11,560	6,214	21,858	12,451
Gas	10,278	5,677	20,162	10,248

Total oil, NGL and gas sales	73,408	42,272	135,335	78,541
Realized loss on commodity derivatives	(3,320)	(714)	(4,659)	(407)

Total oil, NGL and gas sales including derivative impact	$70,088	$41,558	$130,676	$78,134

Production:
Oil (MBbls)	525	344	975	655
NGLs (MBbls)	370	227	665	440
Gas (MMcf)	2,348	1,477	4,282	2,855

Total (MBoe)	1,286	817	2,353	1,571
Total (MBoe/d)	14.1	9.0	13.0	8.7
Average prices:
Oil (per Bbl)	$98.28	$88.25	$95.73	$85.29
NGLs (per Bbl)	31.21	27.43	32.87	28.27
Gas (per Mcf)	4.38	3.84	4.71	3.59

Total (per Boe)	$57.06	$51.74	$57.51	$49.99
Realized loss on commodity derivatives (per Boe)	(2.58)	(0.87)	(1.99)	(0.26)

Total including derivative impact (per Boe)	$54.48	$50.87	$55.52	$49.73
Costs and expenses (per Boe):
Lease operating	$6.18	$4.89	$6.71	$5.97
Production and ad valorem taxes	3.83	3.76	3.86	3.58
Exploration	1.53	0.68	1.15	0.52
General and administrative	5.75	6.40	6.77	7.41
Depletion, depreciation and amortization	22.21	22.62	22.17	22.62

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

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Oil, NGL and gas sales. Oil, NGL and gas sales increased $31.1 million, or 74%, for the three months ended June 30, 2014, to $73.4 million, from $42.3 million for the three months ended June 30, 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($26 million) and an increase in average realized commodity prices ($5.1 million). Production volumes increased as a result of our continued development in Project Pangea.

Net income. Net income for the three months ended June 30, 2014, was $3.8 million, or $0.10 per diluted share, compared to net income of $7.8 million, or $0.20 per diluted share, for the three months ended June 30, 2013. Net income for the three months ended June 30, 2014, included an unrealized loss on commodity derivatives of $7.7 million and a realized loss on commodity derivatives of $3.3 million. Net income for the three months ended June 30, 2014, decreased due to losses on both our realized and unrealized commodity derivatives ($11 million), higher operating expenses as a result of increased production, and an increase in interest expense, partially offset by higher revenues ($31.1 million).

Oil, NGL and gas production. Production for the three months ended June 30, 2014, totaled 1,286 MBoe (14.1 MBoe/d), compared to production of 817 MBoe (9 MBoe/d) in the prior-year period, a 58% increase. Production for the three months ended June 30, 2014, was 41% oil, 29% NGLs and 30% gas, compared to 42% oil, 28% NGLs and 30% gas in the 2013 period. Production volumes increased during the three months ended June 30, 2014, as a result of our continued development in Project Pangea. We expect production to increase during 2014 due to our development project in the Permain Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $3.3 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively. Our average realized price, including the effect of commodity derivatives, was $54.48 per Boe for the three months ended June 30, 2014, compared to $50.87 per Boe for the three months ended June 30, 2013. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives for the three months ended June 30, 2014, was $7.7 million, compared to an unrealized gain of $4.3 million for the three months ended June 30, 2013. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) increased $3.9 million, or 99%, for the three months ended June 30, 2014, to $7.9 million, or $6.18 per Boe, from $4 million, or $4.89 per Boe, for the three months ended June 30, 2013. The increase in LOE per BOE for the three months ended June 30, 2014, was primarily due to increases in water hauling, well repairs, workovers and maintenance, and compressor rental and repair, partially offset by a decrease in pumpers and supervision. The following table summarizes LOE per Boe.

	Three Months Ended June 30,
	2014	2013	Change	% Change
Well repairs, workovers and maintenance	$1.86	$1.23	$0.63	51.2%
Compressor rental and repair	1.73	1.58	0.15	9.5
Water hauling and other	1.67	1.00	0.67	67.0
Pumpers and supervision	0.92	1.08	(0.16)	(14.8)

Total	$6.18	$4.89	$1.29	26.4%

Production and ad valorem taxes. Our production and ad valorem taxes increased $1.8 million, or 61%, for the three months ended June 30, 2014, to $4.9 million from $3.1 million for the three months ended June 30, 2013. The increase in production and ad valorem taxes was primarily due to the increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.83 per Boe and $3.76 per Boe and approximately 6.7% and 7.3% of oil, NGL and gas sales for the three months ended June 30, 2014 and 2013, respectively.

Exploration. We recorded $2 million, or $1.53 per Boe, and $0.6 million, or $0.68 per Boe, of exploration expense for the three months ended June 30, 2014 and 2013, respectively. Exploration expense for the respective periods resulted primarily from lease expirations and the acquisition of 3-D seismic data.

General and administrative. Our general and administrative expenses (“G&A”) increased $2.2 million, or 42%, to $7.4 million, or $5.75 per Boe, for the three months ended June 30, 2014, from $5.2 million, or $6.40 per Boe, for the three months ended June 30, 2013. The increase in G&A was primarily due to higher salaries and benefits resulting from increased staffing. The increase in G&A was partially offset by a decrease in share-based compensation due to the benefit of forfeited stock awards related to the retirement of one of our executive officers during the three months ended June 30, 2014. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended June 30,
	2014		2013		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$4.1	$3.17	$2.3	$2.83	$1.8	$0.34	12.0%
Share-based compensation	1.1	0.86	1.5	1.88	(0.4)	(1.02)	(54.3)
Professional fees	0.5	0.39	0.1	0.12	0.4	0.27	225.0
Other	1.7	1.33	1.3	1.57	0.4	(0.24)	(15.3)

Total	$7.4	$5.75	$5.2	$6.40	$2.2	$(0.65)	(10.2)%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $10.1 million, or 55%, to $28.6 million for the three months ended June 30, 2014, from $18.5 million for the three months ended June 30, 2013. Our DD&A per Boe decreased by $0.41 per Boe, or 2%, to $22.21 per Boe for the three months ended June 30, 2014, compared to $22.62 per Boe for the three months ended June 30, 2013. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $2.9 million, or 119%, to $5.4 million for the three months ended June 30, 2014, from $2.5 million for the three months ended June 30, 2013. This increase was primarily due to higher interest expense from the issuance of Senior Notes in June 2013, partially offset by lower average debt balance under our revolving credit facility (the “Credit Facility”). We expect our interest expense to remain higher than the prior-year period as a result of increased borrowings during 2014 as we continue to develop Project Pangea.

Income taxes. Our income taxes were $2.2 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in income taxes was primarily due to a decrease in income before income taxes in the 2014 period. Our effective income tax rate for the three months ended June 30, 2014, was 36.2%, compared to 35.1% for the three months ended June 30, 2013.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Oil, NGL and gas sales. Oil, NGL and gas sales increased $56.8 million, or 72%, for the six months ended June 30, 2014, to $135.3 million, from $78.5 million for the six months ended June 30, 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($44.7 million) and an increase in average realized commodity prices ($12.1 million). Production volumes increased as a result of our continued development in Project Pangea.

Net income. Net income for the six months ended June 30, 2014, was $6.7 million, or $0.17 per diluted share, compared to net income of $7.4 million, or $0.19 per diluted share, for the six months ended June 30, 2013. Net income for the six months ended June 30, 2014, included an unrealized loss on commodity derivatives of $13.6 million and a realized loss on commodity derivatives of $4.7 million. Net income for the six months ended June 30, 2014, decreased due to losses on both our realized and unrealized commodity derivatives ($18.3 million), higher operating expenses as a result of increased production, and an increase in interest expense, partially offset by higher revenues ($56.8 million).

Oil, NGL and gas production. Production for the six months ended June 30, 2014, totaled 2,353 MBoe (13.0 MBoe/d), compared to production of 1,571 MBoe (8.7 MBoe/d) in the prior-year period, a 50% increase. Production for the six months ended June 30, 2014 and 2013, was 42% oil, 28% NGLs and 30% gas. Production volumes increased during the six months ended June 30, 2014, as a result of our continued development in Project Pangea. We expect production to increase during 2014 due to our development project in the Permain Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $4.7 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Our average realized price, including the effect of commodity derivatives, was $55.52 per Boe for the six months ended June 30, 2014, compared to $49.73 per Boe for the six months ended June 30, 2013. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $13.6 million for the six months ended June 30, 2014, compared to an unrealized gain of $0.2 million for the six months ended June 30, 2013. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE increased $6.4 million, or 69%, for the six months ended June 30, 2014, to $15.8 million, or $6.71 per Boe, from $9.4 million, or $5.97 per Boe, for the six months ended June 30, 2013. The increase in LOE per BOE for the six months ended June 30, 2014, was primarily due to an increase in well repairs, workovers and maintenance, compressor rental and repair, and water hauling, partially offset by decreases in pumpers and supervision. The following table summarizes LOE per Boe.

	Six Months Ended June 30,
	2014	2013	Change	% Change
Well repairs, workovers and maintenance	$2.32	$1.92	$0.40	20.8%
Compressor rental and repair	1.87	1.59	0.28	17.6
Water hauling and other	1.61	1.43	0.18	12.6
Pumpers and supervision	0.91	1.03	(0.12)	(11.7)

Total	$6.71	$5.97	$0.74	12.4%

Production and ad valorem taxes. Our production and ad valorem taxes increased $3.5 million, or 62%, for the six months ended June 30, 2014, to $9.1 million from $5.6 million for the six months ended June 30, 2013. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.86 per Boe and $3.58 per Boe and approximately 6.7% and 7.2% of oil, NGL and gas sales for the six months ended June 30, 2014 and 2013, respectively.

Exploration. We recorded $2.7 million, or $1.15 per Boe, and $0.8 million, or $0.52 per Boe, of exploration expense for the six months ended June 30, 2014 and 2013, respectively. Exploration expense for the respective periods resulted primarily from lease expirations and the acquisition of 3-D seismic data.

General and administrative. Our G&A increased $4.3 million, or 37%, to $15.9 million, or $6.77 per Boe, for the six months ended June 30, 2014, from $11.6 million, or $7.41 per Boe, for the six months ended June 30, 2013. The increase in G&A was primarily due to higher salaries and share-based compensation resulting from increased staffing. Share-based compensation remained consistent for the six months ended June 30, 2014 compared to the prior-year period due to the benefit of forfeited stock awards of $1.1 million related to the retirement of one of our executive officers during the six months ended June 30, 2014. The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended June 30,
	2014		2013		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$7.6	$3.22	$4.6	$2.93	$3.0	$0.29	9.9%
Share-based compensation	3.8	1.60	3.8	2.41	0.0	(0.81)	(33.6)
Professional fees	1.2	0.51	0.5	0.31	0.7	0.20	64.5
Other	3.3	1.44	2.7	1.76	0.6	(0.32)	(18.2)

Total	$15.9	$6.77	$11.6	$7.41	$4.3	$(0.64)	(8.6)%

Depletion, depreciation and amortization. Our DD&A increased $16.7 million, or 47%, to $52.2 million for the six months ended June 30, 2014, from $35.5 million for the six months ended June 30, 2013. Our DD&A per Boe decreased by $0.45 per Boe, or 2%, to $22.17 per Boe for the six months ended June 30, 2014, compared to $22.62 per Boe for the six months ended June 30, 2013. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $6.8 million, or 185%, to $10.5 million for the six months ended June 30, 2014, from $3.7 million for the six months ended June 30, 2013. This increase was primarily due to higher interest expense from the issuance of Senior Notes in June 2013, partially offset by lower average debt balance under our Credit Facility. We expect our interest expense to remain higher than the prior-year period as a result of increased borrowings during 2014 as we continue to develop Project Pangea.

Income taxes. Our income taxes were $3.8 million and $4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in income taxes was primarily due to a decrease in income before income taxes in the 2014 period. Our effective income tax rate for the six months ended June 30, 2014, was 36.3%, compared to 35.1% for the six months ended June 30, 2013.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Commodity prices are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Cash flows from operations are primarily used to fund development of our oil and gas properties.

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

Liquidity

We define liquidity as funds available under our Credit Facility, cash and cash equivalents. At June 30, 2014, and December 31, 2013, we had $46 million and no outstanding borrowings under our Credit Facility and liquidity of $404.1 million and $408.4 million, respectively. The table below summarizes our liquidity position at June 30, 2014, and December 31, 2013 (dollars in thousands).

	Liquidity at June 30,	Liquidity at December 31,
	2014	2013
Borrowing base	$450,000	$350,000
Cash and cash equivalents	444	58,761
Long-term debt – Credit Facility	(46,000)	—
Undrawn letters of credit	(325)	(325)

Liquidity	$404,119	$408,436

In May 2014, we entered into an amended and restated $1 billion Credit Facility with an initial borrowing base of $450 million. Additional information regarding the Credit Facility is included in Note 4. “Long-Term Debt.”

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. We had a working capital deficit of $69 million at June 30, 2014, compared to a working capital surplus of $6 million at December 31, 2013. The primary reason for the change in working capital was an increase in accrued liabilities, and a decrease in our cash balance due to an increase in our capital expenditures. To the extent we operate, or end fiscal year 2014, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities	$85,688	$44,839
Cash flows used in investing activities	(187,778)	(126,183)
Cash flows provided by financing activities	43,773	135,855

Net (decrease) increase in cash and cash equivalents	$(58,317)	$54,511

Operating Activities

Cash flows provided by operating activities increased by 91%, or $40.8 million, to $85.7 million during the six months ended June 30, 2014, compared to the prior-year period. The increase in our cash flows provided by operating activities was primarily due to an increase in oil, NGL and gas sales from higher production and the timing of payments and receipts of working capital components, partially offset by an increase in total expenses.

Investing Activities

Cash flows used in investing activities increased by $61.6 million for the six months ended June 30, 2014, to $187.8 million, compared to the prior-year period. Our capital expenditures for the six months ended June 30, 2014, were primarily attributable to drilling and development ($182.9 million), infrastructure projects and equipment ($9.9 million) and acreage acquisitions and extensions ($2.9 million). Additionally, $7.4 million in restricted cash was released from escrow related to the sale of our interest in the Wildcat pipeline, offset by $0.2 million in post-closing working capital adjustments related to the sale. During the six months ended June 30, 2014, we drilled a total of 32 horizontal wells and completed 35 horizontal wells in Project Pangea.

Financing Activities

During the six months ended June 30, 2014, cash flows provided by financing activities decreased by $92.1 million, compared to the prior-year period. We had $46 million of outstanding borrowings under our Credit Facility at June 30, 2014. During the six months ended June 30, 2014, net cash flows provided by financing activities included borrowings under our Credit Facility of $114.4 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $68.4 million. This compares to the six months ended June 30, 2013, when we had net cash flows provided by financing activities that primarily included borrowings under our Credit Facility of $130 million and net proceeds from our offering of the Senior Notes of $243 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $236 million.

Credit Facility

At June 30, 2014, the borrowing base under our Credit Facility was $450 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. We had outstanding borrowings of $46 million under our Credit Facility at June 30, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under our credit facility for the six months ended June 30, 2014, was 2%. Additional information regarding our credit arrangements is included in Note 4. “Long-Term Debt.”

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

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under Mr. Krylov’s employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. Since December 31, 2013, there have been no other material changes to our contractual obligations. In August 2014, we extended our existing gas purchase and processing agreement with DCP Midstream, LP through August 2023.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides our outstanding commodity derivative positions at June 30, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl - $105.50/Bbl
July 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl - $95.05/Bbl
July 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl - $98.85/Bbl
July 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl - $95.30/Bbl
January 2015 – December 2015	Collar	2,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
Natural Gas Liquids
Propane
July 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
July 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
July 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
July 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu
July 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
September 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu - $4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

Subsequent to June 30, 2014, we entered into two crude oil collars covering a total of 1,000 Bbls per day for 2015 at a floor price of $90.00/Bbl and a ceiling price of $102.50/Bbl.

At June 30, 2014, the fair value of our open derivative contracts was a net liability of $15.8 million, compared to a net liability of $2.2 million at December 31, 2013.

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

For the six months ended June 30, 2014, we recorded an unrealized loss on commodity derivatives of $13.6 million from the change in fair value of our commodity derivatives positions, compared to an unrealized gain of $0.2 million for the six months ended June 30, 2013. A hypothetical 10% increase in commodity prices would have resulted in a $20.3 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2014, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the six months ended June 30, 2014.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2014. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2014 – April 30, 2014	67	$21.54	—	—
Month #2 May 1, 2014 – May 31, 2014	1,794	19.85	—	—
Month #3 June 1, 2014 – June 30, 2014	—	—	—	—

Total	1,861	$19.92	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: August 5, 2014	By:	/s/ J. Ross Craft
J. Ross Craft
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc., effective November 6, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

*10.1†	Separation Agreement by and between Approach Resources Inc. and Ralph P. Manoushagian dated May 12, 2014.

10.2	Amended and Restated Credit Agreement, dated as of May 7, 2014, among Approach Resources Inc., as Borrower, JPMorgan Chase Bank, N.A., as administrative agent and KeyBank National Association, as Documentation Agent, and the lenders from time-to-time party thereto, and Approach Oil & Gas Inc., Approach Resources I, LP, Approach Operating, LLC, Approach Delaware, LLC, Approach Services, LLC and Approach Midstream Holdings LLC, as guarantors (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.3	Amended and Restated Guaranty and Pledge Agreement, dated as of May 7, 2014, by and among the Company, the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract