Form 10-Q
period 2014-09-30
Approach Resources Inc
filed 2014-11-06
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2014, was 39,555,379.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,634	$58,761
Restricted cash	—	7,350
Accounts receivable:
Joint interest owners	71	158
Oil, NGL and gas sales	20,868	22,871
Unrealized gain on commodity derivatives	2,395	—
Prepaid expenses and other current assets	690	592
Deferred income taxes – current	—	681

Total current assets	25,658	90,413
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,614,660	1,320,195
Furniture, fixtures and equipment	5,209	2,537

Total oil and gas properties and equipment	1,619,869	1,322,732
Less accumulated depletion, depreciation and amortization	(353,565)	(275,702)

Net oil and gas properties and equipment	1,266,304	1,047,030
Unrealized gain on commodity derivatives	1,018	—
Other assets	9,188	8,041

Total assets	$1,302,168	$1,145,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,102	$38,575
Oil, NGL and gas sales payable	9,708	6,101
Accrued liabilities	57,557	37,918
Deferred income taxes – current	1,198	—
Unrealized loss on commodity derivatives	338	1,847

Total current liabilities	101,903	84,441
NON-CURRENT LIABILITIES:
Senior secured credit facility	89,500	—
Senior notes	250,000	250,000
Deferred income taxes	106,594	91,883
Unrealized loss on commodity derivatives	31	315
Asset retirement obligations	9,054	8,350

Total liabilities	557,082	434,989
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 39,337,147 and 39,047,699 issued and outstanding, respectively	391	390
Additional paid-in capital	570,642	565,237
Retained earnings	174,053	144,868

Total stockholders’ equity	745,086	710,495

Total liabilities and stockholders’ equity	$1,302,168	$1,145,484

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Oil, NGL and gas sales	$68,124	$44,196	$203,459	$122,737
EXPENSES:
Lease operating	7,665	4,370	23,462	13,746
Production and ad valorem taxes	3,335	3,167	12,429	8,791
Exploration	891	1,193	3,595	2,010
General and administrative	7,675	6,171	23,612	17,810
Depletion, depreciation and amortization	25,959	19,413	78,138	54,951

Total expenses	45,525	34,314	141,236	97,308

OPERATING INCOME	22,599	9,882	62,223	25,429
OTHER:
Interest expense, net	(5,442)	(5,179)	(15,936)	(8,859)
Equity in income (losses) of investee	—	340	(186)	160
Realized loss on commodity derivatives	(764)	(840)	(5,423)	(1,247)
Unrealized gain (loss) on commodity derivatives	18,810	(3,438)	5,206	(3,248)
Other expense	—	—	(109)	—

INCOME BEFORE INCOME TAX PROVISION	35,203	765	45,775	12,235
INCOME TAX PROVISION	12,756	270	16,590	4,300

NET INCOME	$22,447	$495	$29,185	$7,935

EARNINGS PER SHARE:
Basic	$0.57	$0.01	$0.74	$0.20

Diluted	$0.57	$0.01	$0.74	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,363,441	39,011,555	39,325,552	38,980,971
Diluted	39,379,779	39,032,813	39,340,961	39,002,731

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$29,185	$7,935
Adjustments to reconcile net income to cash provided by operating activities:
Depletion, depreciation and amortization	78,138	54,951
Amortization of loan origination fees	1,151	617
Unrealized (gain) loss on commodity derivatives	(5,206)	3,248
Exploration expense	3,595	2,010
Share-based compensation expense	5,726	5,389
Deferred income taxes	16,590	4,300
Equity in losses (income) of investee	186	(160)
Changes in operating assets and liabilities:
Accounts receivable	2,090	(2,630)
Prepaid expenses and other current assets	(169)	342
Accounts payable	(5,793)	15,300
Oil, NGL and gas sales payable	3,607	491
Accrued liabilities	19,130	27,203

Cash provided by operating activities	148,230	118,996

INVESTING ACTIVITIES:
Additions to oil and gas properties	(297,122)	(221,514)
Contribution to equity method investment	(186)	(8,279)
Change in restricted cash	7,350	—
Additions to furniture, fixtures and equipment, net	(2,672)	(394)

Cash used in investing activities	(292,630)	(230,187)

FINANCING ACTIVITIES:
Borrowings under credit facility	231,421	129,059
Repayment of amounts outstanding under credit facility	(141,921)	(235,950)
Proceeds from issuance of senior notes	—	242,746
Loan origination fees	(2,227)	58

Cash provided by financing activities	87,273	135,913

CHANGE IN CASH AND CASH EQUIVALENTS	(57,127)	24,722
CASH AND CASH EQUIVALENTS, beginning of period	$58,761	$767

CASH AND CASH EQUIVALENTS, end of period	$1,634	$25,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,529	$3,045

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$428	$416

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

In May 2014, the FASB issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance is effective retrospectively for annual reporting periods beginning on or after December 15, 2016, with early application not permitted. The Company is evaluating our existing revenue recognition policies to determine whether any contracts will be affected by the new requirements.

2. Equity Method Investment

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2012, we made an initial contribution of $10 million to the joint venture for pipeline and facilities construction, and in 2013, we contributed $8.3 million to the joint venture for pipeline and facilities construction. Our contributions are recorded at cost and are included in investing activities under “Contribution to equity method investment” on our consolidated statements of cash flows. Our share of the investee’s earnings was recorded on our consolidated statement of operations for the three and nine month periods ended September 30, 2013. In October 2013, we completed the sale of the joint venture, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. Of the $109.1 million in proceeds, $7.4 million was restricted pursuant to an escrow agreement. The escrow agreement terminated on June 1, 2014, and the cash held in escrow was subsequently released. We incurred $0.2 million in post-closing working capital adjustments during the nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (numerator):
Net income – basic	$22,447	$495	$29,185	$7,935

Weighted average shares (denominator):
Weighted average shares – basic	39,363,441	39,011,555	39,325,552	38,980,971
Dilution effect of share-based compensation, treasury method	16,338	21,258	15,409	21,760

Weighted average shares – diluted	39,379,779	39,032,813	39,340,961	39,002,731

Net income per share:
Basic	$0.57	$0.01	$0.74	$0.20

Diluted	$0.57	$0.01	$0.74	$0.20

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

4. Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2014, and December 31, 2013 (in thousands).

	September 30,	December 31,
	2014	2013
Senior secured credit facility	$89,500	$—
Senior notes	250,000	250,000

Total long-term debt	$339,500	$250,000

Revolving Credit Facility

At September 30, 2014, the borrowing base and aggregate lender commitments under our amended and restated senior secured revolving credit facility (the “Credit Facility”) was $450 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

Borrowings under the Credit Facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 1.50% to 2.50%. In addition, we pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the aggregate commitments of the lenders.

We had outstanding borrowings of $89.5 million under our Credit Facility at September 30, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under our Credit Facility for the nine months ended September 30, 2014, was 1.4%. We had outstanding unused letters of credit under our Credit Facility totaling $0.3 million at September 30, 2014, and December 31, 2013, which reduce amounts available for borrowing under our Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries.

On November 4, 2014, we entered into a first amendment to the Credit Facility, which, among other things, (a) increases the borrowing base to $600 million from $450 million, (b) maintains the aggregate commitments of the lenders at $450 million and (c) provides for the applicable margin or interest rate to be paid based on utilization of borrowing base, rather than utilization of aggregate commitments of the lenders.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Covenants

Our Credit Facility contains two principal financial covenants:

•	a consolidated modified current ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and

•	a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to interest of not less than 2.5 to 1.0 as of the last day of any fiscal quarter.

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

On and after June 15, 2016, we may redeem some or all of the Senior Notes at specified redemption prices, plus accrued and unpaid interest to the redemption date. Before June 15, 2016, we may redeem up to 35% of the Senior Notes at a redemption price of 107% of the principal amount, plus accrued and unpaid interest to the redemption date, with the proceeds of certain equity offerings. In addition, before June 15, 2016, we may redeem some or all of the Notes for cash at a redemption price equal to 100% of their principal amount plus an applicable make-whole premium and accrued and unpaid interest to the redemption date. If we sell certain of our assets or experience specific kinds of changes of control, we may be required to offer to purchase the Senior Notes from holders. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, subject to certain customary release provisions. A subsidiary guarantor may be released from its obligations under the guarantee:

•	in connection with any sale or other disposition of all or substantially all of the assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a subsidiary guarantor, if the sale or other disposition otherwise complies with the indenture;

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

•	in connection with any sale or other disposition of the capital stock of that guarantor to a person that is not (either before or after giving effect to such transaction) the Company or a subsidiary guarantor, if that guarantor no longer qualifies as a subsidiary of the Company as a result of such disposition and the sale or other disposition otherwise complies with the indenture;

•	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture;

•	upon defeasance or covenant defeasance of the notes or satisfaction and discharge of the indenture, in each case, in accordance with the indenture;

•	upon the liquidation or dissolution of that guarantor, provided that no default or event of default occurs under the indenture as a result thereof or shall have occurred and is continuing; or

•	in the case of any restricted subsidiary that, after the issue date of the notes, is required under the indenture to guarantee the notes because it becomes a guarantor of indebtedness issued or an obligor under a credit facility with respect to the Company and/or its subsidiaries, upon the release or discharge in full from its (i) guarantee of such indebtedness or (ii) obligation under such credit facility, in each case, which resulted in such restricted subsidiary’s obligation to guarantee the notes.

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

At September 30, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5. Commitments and Contingencies

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under this employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. In August 2014, we extended our existing gas purchase and processing agreement with DCP Midstream, LP through August 2023. In October 2014, we extended two daywork drilling contracts through March 2015 and September 2015, respectively, with aggregate contractual

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

obligations of approximately $12 million. We have retained a third drilling rig contracted on a well-to-well basis. Since December 31, 2013, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

6. Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2014, was 36.2%. Total income tax expense for the three and nine months ended September 30, 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes.

The effective income tax rates for the three and nine months ended September 30, 2013, were 35.3% and 35.1%, respectively. Total income tax expense for the three and nine months ended September 30, 2013, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

7. Fair Value of Financial and Derivative Instruments

During the three months ended September 30, 2014, we converted a two-way crude oil collar covering 500 Bbls per day for 2015 with a long put of $84.00/bbl and a short call of $91.00/bbl to a three-way crude oil collar with a short put at $75.00/bbl, a long put at $84.00/bbl and a short call at $94.00/bbl. A three-way collar consists of a short put option contract (the lower price), a long put option contract (the middle price) and a short call option contract (the higher price). This type of instrument provides a higher ceiling price as compared to a two-way collar and limits downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price. The following table provides our outstanding commodity derivative positions at September 30, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl - $105.50/Bbl
October 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl - $95.05/Bbl
October 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl - $98.85/Bbl
October 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl - $95.30/Bbl
January 2015 – December 2015	Collar	2,100 Bbls/d	$84.00/Bbl - $91.00/Bbl
January 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50 Bbl
January 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
Natural Gas Liquids
Propane
October 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
October 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
October 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
October 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

Commodity and Period	Contract Type	Volume Transacted	Contract Price
October 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
October 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu - $4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

Subsequent to September 30, 2014, we converted a two-way crude oil collar covering 500 Bbls per day for 2015 with a long put of $84.00/bbl and a short call of $91.00/bbl to a three-way crude oil collar with a short put at $75.00/bbl, a long put at $84.00/bbl and a short call at $95.00/bbl.

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2014, and December 31, 2013 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
	Location	Fair Value		Location	Fair Value
		September 30,	December 31,		September 30,	December 31,
		2014	2013		2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$3,413	$9,108	Unrealized loss on commodity derivatives	$369	$11,270

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement	Three Months Ended		Nine Months Ended
	Location	September 30,		September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized loss on commodity derivatives	$(764)	$(840)	$(5,423)	$(1,247)
	Unrealized gain(loss) on commodity derivatives	18,810	(3,438)	5,206	(3,248)

		$18,046	$(4,278)	$(217)	$(4,495)

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

September 30, 2014

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2014, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At September 30, 2014, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2014
	Carrying Amount	Fair Value
Senior Notes	$250,000	$251,500

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Effective May 16, 2014, we entered into an executive grant and separation agreement (the “Separation Agreement”) with Ralph P. Manoushagian, former Executive Vice President—Land, upon his retirement. As set forth in the Separation Agreement, we granted Mr. Manoushagian 41,281 restricted stock units with an aggregate fair market value of $0.8 million that will be settled on December 31, 2014. We also recorded a benefit of $1.1 million in share-based compensation expense related to the forfeiture of 66,684 outstanding unvested shares of restricted stock previously awarded to Mr. Manoushagian.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 136,500 net acres. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2013, our estimated proved reserves were 114.7 million barrels of oil equivalent (“MMBoe”), made up of 40% oil, 29% NGLs, 31% gas and 39% proved developed. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher Counties, Texas. At September 30, 2014, we owned working interests in 752 producing oil and gas wells.

Third Quarter 2014 Activity

During the three months ended September 30, 2014, we produced 1,306 MBoe, or 14.2 MBoe/d. We drilled 18 horizontal wells and completed 16 horizontal wells. We currently have three horizontal rigs running in Project Pangea.

Capital Expenditures

For the three months ended September 30, 2014, our capital expenditures totaled $104.9 million, consisting of $94 million for drilling and completion activities, $8.5 million for infrastructure projects, $1.5 million for acreage acquisitions and extensions and $0.9 million for buildings and other equipment.

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2014 and 2013. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues (in thousands):
Oil	$47,194	$31,708	$140,509	$87,551
NGLs	11,628	7,231	33,486	19,682
Gas	9,302	5,257	29,464	15,504

Total oil, NGL and gas sales	68,124	44,196	203,459	122,737
Realized loss on commodity derivatives	(764)	(840)	(5,423)	(1,247)

Total oil, NGL and gas sales including derivative impact	$67,360	$43,356	$198,036	$121,490

Production:
Oil (MBbls)	507	314	1,482	969
NGLs (MBbls)	392	242	1,057	682
Gas (MMcf)	2,445	1,538	6,727	4,393

Total (MBoe)	1,306	812	3,659	2,383
Total (MBoe/d)	14.2	8.8	13.4	8.7
Average prices:
Oil (per Bbl)	$93.14	$101.02	$94.84	$90.39
NGLs (per Bbl)	29.70	29.87	31.69	28.84
Gas (per Mcf)	3.80	3.42	4.38	3.53

Total (per Boe)	$52.17	$54.41	$55.60	$51.50
Realized loss on commodity derivatives (per Boe)	(0.58)	(1.03)	(1.49)	(0.52)

Total including derivative impact (per Boe)	$51.59	$53.38	$54.11	$50.98
Costs and expenses (per Boe):
Lease operating	$5.87	$5.38	$6.41	$5.77
Production and ad valorem taxes	2.55	3.90	3.40	3.69
Exploration	0.68	1.47	0.98	0.84
General and administrative	5.88	7.60	6.45	7.47
Depletion, depreciation and amortization	19.88	23.91	21.35	23.06

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

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Oil, NGL and gas sales. Oil, NGL and gas sales increased $23.9 million, or 54%, for the three months ended September 30, 2014, to $68.1 million, from $44.2 million for the three months ended September 30, 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($27 million), partially offset by a decrease in average realized commodity prices ($3.1 million). Production volumes increased as a result of our continued development in Project Pangea.

Net income. Net income for the three months ended September 30, 2014, was $22.4 million, or $0.57 per diluted share, compared to net income of $0.5 million, or $0.01 per diluted share, for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014, included an unrealized gain on commodity derivatives of $18.8 million and a realized loss on commodity derivatives of $0.8 million. Net income for the three months ended September 30, 2014, increased primarily due to higher revenues ($23.9 million), and an increase in gains from our unrealized commodity derivatives ($22.2 million), partially offset by higher operating expenses as a result of increased production ($11.2 million).

Oil, NGL and gas production. Production for the three months ended September 30, 2014, totaled 1,306 MBoe (14.2 MBoe/d), compared to production of 812 MBoe (8.8 MBoe/d) in the prior-year period, a 61% increase. Production for the three months ended September 30, 2014 and 2013 was 39% oil, 30% NGLs and 31% gas. Production volumes increased during the three months ended September 30, 2014, as a result of our continued development in Project Pangea. We expect production to continue to increase for the remainder of 2014 due to our development project in the Permian Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $0.8 million for the three months ended September 30, 2014 and 2013. Our average realized price, including the effect of commodity derivatives, was $51.59 per Boe for the three months ended September 30, 2014, compared to $53.38 per Boe for the three months ended September 30, 2013. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized gain on commodity derivatives was $18.8 million for the three months ended September 30, 2014 compared to an unrealized loss of $3.4 million for the three months ended September 30, 2013. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) increased $3.3 million, or 75.4%, for the three months ended September 31, 2014, to $7.7 million, or $5.87 per Boe, from $4.4 million, or $5.38 per Boe, for the three months ended September 30, 2013. The increase in LOE per Boe for the three months ended September 30, 2014, was primarily due to increases in water hauling and compressor rental and repair, partially offset by decreases in well repairs, workovers and maintenance and pumpers and supervision. The following table summarizes LOE per Boe.

	Three Months Ended September 30,
	2014	2013	Change	% Change
Water hauling and other	$2.20	$1.72	$0.48	27.9%
Compressor rental and repair	1.83	1.54	0.29	18.8
Well repairs, workovers and maintenance	0.96	1.17	(0.21)	(17.9)
Pumpers and supervision	0.88	0.95	(0.07)	(7.4)

Total	$5.87	$5.38	$0.49	9.1%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.1 million, or 5.3%, for the three months ended September 30, 2014, to $3.3 million from $3.2 million for the three months ended September 30, 2013. The increase in production and ad valorem taxes was primarily due to an increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $2.55 per Boe and $3.90 per Boe and approximately 4.9% and 7.2% of oil, NGL and gas sales for the three months ended September 30, 2014 and 2013, respectively. Production and ad valorem taxes per Boe for the three months ended September 30, 2014 decreased due to a refund from the state of Texas for production taxes on natural gas properties of $1 million relating to tax reimbursements.

Exploration. We recorded $0.9 million, or $0.68 per Boe, and $1.2 million, or $1.47 per Boe, of exploration expense for the three months ended September 30, 2014 and 2013, respectively. Exploration expense for the respective periods resulted primarily from lease expirations.

General and administrative. Our general and administrative expenses (“G&A”) increased $1.5 million, or 24.4%, to $7.7 million, or $5.88 per Boe, for the three months ended September 30, 2014, from $6.2 million, or $7.60 per Boe, for the three months ended September 30, 2013. The increase in G&A was primarily due to higher salaries and benefits resulting from increased staffing. G&A per Boe for the three months ended September 30, 2014, decreased due to higher production as a result of our continued development in Project Pangea. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	September 30,
	2014		2013		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$3.5	$2.65	$2.5	$3.09	$1.0	$(0.44)	(14.2)%
Share-based compensation	2.0	1.50	1.6	1.97	0.4	(0.47)	(23.9)
Professional fees	0.2	0.16	0.6	0.70	(0.4)	(0.54)	(77.1)
Other	2.0	1.57	1.5	1.84	0.5	(0.27)	(14.7)

Total	$7.7	$5.88	$6.2	$7.60	$1.5	$(1.72)	(22.6)%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $6.5 million, or 33.7%, to $26 million for the three months ended September 30, 2014, from $19.4 million for the three months ended September 30, 2013. Our DD&A per Boe decreased by $4.03 per Boe, or 16.9%, to $19.88 per Boe for the three months ended September 30, 2014, compared to $23.91 per Boe for the three months ended September 30, 2013. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $0.2 million, or 5.1%, to $5.4 million for the three months ended September 30, 2014, from $5.2 million for the three months ended September 30, 2013. We expect our interest expense to remain higher than the prior-year period as a result of increased borrowings for the remainder of 2014 as we continue to develop Project Pangea.

Income taxes. Our income taxes were $12.8 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The increase in income taxes was primarily due to an increase in income before income taxes in the 2014 period. Our effective income tax rate for the three months ended September 30, 2014, was 36.2%, compared to 35.3% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Oil, NGL and gas sales. Oil, NGL and gas sales increased $80.7 million, or 65.8%, for the nine months ended September 30, 2014, to $203.4 million, from $122.7 million for the nine months ended September 30, 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($65.4 million) and an increase in average realized commodity prices ($15.3 million). Production volumes increased as a result of our continued development in Project Pangea.

Net income. Net income for the nine months ended September 30, 2014, was $29.2 million, or $0.74 per diluted share, compared to net income of $7.9 million, or $0.20 per diluted share, for the nine months ended September 30, 2013. Net income for the nine months ended September 30, 2014, included an unrealized gain on commodity derivatives of $5.2 million and a realized loss on commodity derivatives of $5.4 million. Net income for the nine months ended September 30, 2014, increased due to higher revenues ($80.7 million), and an increase in gain from our unrealized commodity derivatives ($8.5 million), partially offset by higher operating expenses as a result of increased production ($43.9 million), an increase in interest expense ($7.1 million), and losses on our realized commodity derivatives ($4.2 million).

Oil, NGL and gas production. Production for the nine months ended September 30, 2014, totaled 3,659 MBoe (13.4 MBoe/d), compared to production of 2,383 MBoe (8.7 MBoe/d) in the prior-year period, a 53.5% increase. Production for the nine months ended September 30, 2014 and 2013, was 41% oil, 29% NGLs and 31% gas. Production volumes increased during the nine months ended September 30, 2014, as a result of our continued development in Project Pangea. We expect production to continue to increase for the remainder of 2014 due to our development project in the Permian Basin.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized loss of $5.4 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Our average realized price, including the effect of commodity derivatives, was $54.11 per Boe for the nine months ended September 30, 2014, compared to $50.98 per Boe for the nine months ended September 30, 2013. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized gain on commodity derivatives was $5.2 million for the nine months ended September 30, 2014, compared to an unrealized loss of $3.2 million for the nine months ended September 30, 2013. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE increased $9.7 million, or 70.7%, for the nine months ended September 30, 2014, to $23.5 million, or $6.41 per Boe, from $13.7 million, or $5.77 per Boe, for the nine months ended September 30, 2013. The increase in LOE per Boe for the nine months ended September 30, 2014, was primarily due to increases in compressor rental and repair, well repairs, workovers and maintenance and water hauling, partially offset by a decrease in pumpers and supervision. The following table summarizes LOE per Boe.

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Compressor rental and repair	$1.86	$1.57	$0.29	18.5%
Well repairs, workovers and maintenance	1.84	1.66	0.18	10.8
Water hauling and other	1.81	1.54	0.27	17.5
Pumpers and supervision	0.90	1.00	(0.10)	(10.0)

Total	$6.41	$5.77	$0.64	11.1%

Production and ad valorem taxes. Our production and ad valorem taxes increased $3.6 million, or 41.4%, for the nine months ended September 30, 2014, to $12.4 million, from $8.8 million for the nine months ended September 30, 2013. The increase in production and ad valorem taxes was primarily due to an increase in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $3.40 per Boe and $3.69 per Boe and approximately 6.1% and 7.2% of oil, NGL and gas sales for the nine months ended September 30, 2014 and 2013, respectively. Production and ad valorem taxes per Boe for the nine months ended September 30, 2014 decreased due to a refund from the state of Texas for production taxes on natural gas properties of $1 million relating to tax reimbursements.

Exploration. We recorded $3.6 million, or $0.98 per Boe, and $2.0 million, or $0.84 per Boe, of exploration expense for the nine months ended September 30, 2014 and 2013, respectively. Exploration expense for the respective periods resulted primarily from lease expirations.

General and administrative. Our G&A increased $5.8 million, or 32.6%, to $23.6 million, or $6.45 per Boe, for the nine months ended September 30, 2014, from $17.8 million, or $7.47 per Boe, for the nine months ended September 30, 2013. The increase in G&A was primarily due to higher salaries resulting from increased staffing. G&A per Boe for the nine months ended September 30, 2014, decreased due to higher production as a result of our continued development in Project Pangea. Share-based compensation for the nine months ended September 30, 2014 includes a benefit of forfeited stock awards of $1.1 million related to the retirement of one of our executive officers. The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended September 30,
	2014		2013		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$10.4	$2.84	$7.1	$2.98	$3.3	$(0.14)	(4.7)%
Share-based compensation	5.7	1.56	5.4	2.26	0.3	(0.70)	(31.0)
Professional fees	1.4	0.39	1.1	0.44	0.3	(0.05)	(11.4)
Other	6.1	1.66	4.2	1.79	1.9	(0.13)	(7.3)

Total	$23.6	$6.45	$17.8	$7.47	$5.8	$(1.02)	(13.7)%

Depletion, depreciation and amortization. Our DD&A increased $23.2 million, or 42.2%, to $78.1 million for the nine months ended September 30, 2014, from $55 million for the nine months ended September 30, 2013. Our DD&A per Boe decreased by $1.71 per Boe, or 7.4%, to $21.35 per Boe for the nine months ended September 30, 2014, compared to $23.06 per Boe for the nine months ended September 30, 2013. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $7.1 million, or 79.9%, to $15.9 million for the nine months ended September 30, 2014, from $8.9 million for the nine months ended September 30, 2013. This increase was primarily due to interest payable on the Senior Notes that were issued in June 2013. We expect our interest expense to remain higher than the prior-year period as a result of increased borrowings for the remainder of 2014 as we continue to develop Project Pangea.

Income taxes. Our income taxes were $16.6 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in income taxes was primarily due to an increase in income before income taxes in the 2014 period. Our effective income tax rate for the nine months ended September 30, 2014, was 36.2%, compared to 35.1% for the nine months ended September 30, 2013.

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

Liquidity

We define liquidity as funds available under our Credit Facility, cash and cash equivalents. At September 30, 2014, and December 31, 2013, we had $89.5 million and no outstanding borrowings under our Credit Facility and liquidity of $361.8 million and $408.4 million, respectively. The table below summarizes our liquidity position at September 30, 2014, and December 31, 2013 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2014	2013
Borrowing base	$450,000	$350,000
Cash and cash equivalents	1,634	58,761
Long-term debt — Credit Facility	(89,500)	—
Undrawn letters of credit	(325)	(325)

Liquidity	$361,809	$408,436

The lenders under our Credit Facility completed their semi-annual borrowing base redetermination, resulting in an increase in the borrowing base to $600 million from $450 million, effective November 4, 2014. We have elected to leave the aggregate lender commitments unchanged at $450 million. Additional information regarding the Credit Facility is included in Note 4. “Long-Term Debt.”

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. We had a working capital deficit of $76.2 million at September 30, 2014, compared to a working capital surplus of $6 million at December 31, 2013. The primary reason for the change in working capital was an increase in accrued liabilities, and a decrease in our cash balance due to an increase in our capital expenditures. To the extent we operate, or end fiscal year 2014, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under our Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2014	2013
Cash flows provided by operating activities	$148,230	$118,996
Cash flows used in investing activities	(292,630)	(230,187)
Cash flows provided by financing activities	87,273	135,913

Net (decrease) increase in cash and cash equivalents	$(57,127)	$24,722

Operating Activities

Cash flows provided by operating activities increased by 24.6%, or $29.2 million, to $148.2 million during the nine months ended September 30, 2014, compared to the prior-year period. The increase in our cash flows provided by operating activities was primarily due to an increase in oil, NGL and gas sales from higher production, partially offset by an increase in total expenses and the timing of payments and receipts of working capital components.

Investing Activities

Cash flows used in investing activities increased by $62.4 million for the nine months ended September 30, 2014, to $292.6 million, compared to the prior-year period. Our capital expenditures for the nine months ended September 30, 2014, were primarily attributable to drilling and development ($276.9 million), infrastructure projects ($14.8 million), acreage acquisitions and extensions ($4.4 million) and buildings and other equipment ($3.7 million). Additionally, $7.4 million in restricted cash was released from escrow related to the sale of our interest in the Wildcat pipeline, offset by $0.2 million in post-closing working capital adjustments related to the sale. During the nine months ended September 30, 2014, we drilled a total of 50 horizontal wells and completed 51 horizontal wells in Project Pangea.

Financing Activities

During the nine months ended September 30, 2014, cash flows provided by financing activities decreased by $48.6 million, compared to the prior-year period. We had $89.5 million of outstanding borrowings under our Credit Facility at September 30, 2014. During the nine months ended September 30, 2014, net cash flows provided by financing activities included borrowings under our Credit Facility of $231.4 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $141.9 million. This compares to the nine months ended September 30, 2013, when we had net cash flows provided by financing activities that primarily included borrowings under our Credit Facility of $129.1 million and net proceeds from our offering of the Senior Notes of $242.7 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $235.9 million.

Credit Facility

At September 30, 2014, the borrowing base and aggregate lender commitments under our Credit Facility was $450 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. We had outstanding borrowings of $89.5 million under our Credit Facility at September 30, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under our credit facility for the nine months ended September 30, 2014, was 1.4%. Additional information regarding our credit arrangements is included in Note 4. “Long-Term Debt.”

On November 4, 2014, we entered into a first amendment to the Credit Facility, which, among other things, (a) increases the borrowing base to $600 million from $450 million, (b) maintains the aggregate commitments of the lenders at $450 million and (c) provides for the applicable margin or interest rate to be paid based on utilization of borrowing base, rather than utilization of aggregate commitments of the lenders.

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

Contractual Obligations

Our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. Our maximum commitment under Mr. Krylov’s employment agreement, which would apply if Mr. Krylov were terminated without cause, is $1.3 million. In August 2014, we amended our existing gas purchase and processing agreement with DCP Midstream, LP to extend the term through August 2023. In October 2014, we extended two daywork drilling contracts through March 2015 and September 2015, respectively, with aggregate contractual obligations of approximately $12 million. We have retained a third drilling rig contracted on a well-to-well basis. Since December 31, 2013, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2014, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to write down some of our oil and gas properties.

We enter into financial swaps, options and collars to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivatives positions on our consolidated balance sheets at fair value and recognize changes in such fair values as other income (expense) on our consolidated statements of operations as they occur.

The table below summarizes our commodity derivatives positions outstanding at September 30, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2014 – December 2014	Collar	550 Bbls/d	$90.00/Bbl - $105.50/Bbl
October 2014 – December 2014	Collar	950 Bbls/d	$85.05/Bbl - $95.05/Bbl
October 2014 – December 2014	Collar	2,000 Bbls/d	$89.00/Bbl - $98.85/Bbl
October 2014 – March 2015	Collar	1,500 Bbls/d	$85.00/Bbl - $95.30/Bbl
January 2015 – December 2015	Collar	2,100 Bbls/d	$84.00/Bbl - $91.00/Bbl
January 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50 Bbl
January 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
Natural Gas Liquids
Propane
October 2014 – December 2014	Swap	500 Bbls/d	$41.16/Bbl
Natural Gasoline
October 2014 – December 2014	Swap	175 Bbls/d	$83.37/Bbl
Natural Gas
October 2014 – December 2014	Swap	360,000 MMBtu/month	$4.18/MMBtu
October 2014 – December 2014	Swap	35,000 MMBtu/month	$4.29/MMBtu
October 2014 – December 2014	Swap	160,000 MMBtu/month	$4.40/MMBtu
October 2014 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu - $4.74/MMBtu
January 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

At September 30, 2014, the fair value of our open derivative contracts was a net asset of $3 million, compared to a net liability of $2.2 million at December 31, 2013. Subsequent to September 30, 2014, we converted a two-way crude oil collar covering 500 Bbls per day for 2015 with a long put of $84.00/bbl and a short call of $91.00/bbl to a three-way crude oil collar with a short put at $75.00/bbl, a long put at $84.00/bbl and a short call at $95.00/bbl.

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

For the nine months ended September 30, 2014, we recorded an unrealized gain on commodity derivatives of $5.2 million from the change in fair value of our commodity derivative positions, compared to an unrealized loss of $3.2 million for the nine months ended September 30, 2013. A hypothetical 10% increase in commodity prices would have resulted in a $11.2 million decrease in the fair value of our commodity derivatives positions recorded on our balance sheet at September 30, 2014, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the nine months ended September 30, 2014.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2014. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2014 our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2014. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2014 – July 31, 2014	1,282	$21.04	—	—
Month #2 August 1, 2014 – August 31, 2014	502	18.92	—	—
Month #3 September 1, 2014 – September 30, 2014	227	17.17	—	—

Total	2,011	$20.07	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits furnished as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: November 6, 2014	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc., effective November 6, 2013 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

10.1	First Amendment dated as of November 4, 2014, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2014, and incorporated herein by reference).

*10.2	Amendment dated August 4, 2014, to Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer.

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description of Exhibit

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.