Form 10-K
period 2014-12-31
Approach Resources Inc
filed 2015-02-26
CIK 1405073

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2014 was $812 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 23, 2015 was 40,581,110.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III, Items 10-14 of this report.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;

•	oil, NGL and gas prices;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;

•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	interpretation of 3-D seismic data;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves and present value thereof;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed under Item 1A. “Risk Factors” in this report.

PART I

ITEM 1.    BUSINESS

General

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 136,000 net acres as of December 31, 2014. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2014, our estimated proved reserves were 146.2 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. Important characteristics of our proved reserves at December 31, 2014, include:

•	38% oil, 28% NGLs and 34% natural gas;

•	41% proved developed;

•	100% operated;

•	Reserve life of approximately 29 years based on 2014 production of 5 MMBoe;

•	Standardized measure of discounted future net cash flows of (“Standardized Measure”) of $1.1 billion; and

•	PV-10 (non-GAAP) of $1.4 billion.

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

At December 31, 2014, we owned and operated 729 producing oil and gas wells in the Permian Basin. During 2014, we produced 5 MMBoe, or 13.8 MBoe/d. Production for 2014 was 40% oil, 29% NGLs and 31% natural gas.

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

Our Business Strategy

We intend to increase the value of the Company by growing reserves and production in a cost-efficient manner and at attractive rates of return by pursuing the following strategies:

•	Develop our Wolfcamp shale oil resource play. We believe our current acreage position provides us the ability to continue to increase reserves and production at competitive costs and at attractive rates of return. During 2014, we drilled 68 horizontal Wolfcamp wells. With our 2015 drilling plan, we plan to continue to develop our core properties in Project Pangea, although at a reduced pace from 2014 due to current low commodity prices. Focusing on the Wolfcamp shale oil play allows us to use our operating, technical and regional expertise important to interpreting geological and operating trends, enhancing production rates and maximizing well recovery.

•	Operate our properties as a low-cost producer. We believe our concentrated acreage position in the Midland Basin enables us to capture economies of scale and operating efficiencies. Through our investment in field infrastructure including centralized production facilities, water transportation and recycling systems, gas lift lines and salt water disposal wells, we have reduced drilling and completion costs, per-unit lease operating expense and our fresh water use. We also drill multiple wells from a single pad, which reduces well costs and surface impact. In addition, we operate 100% of our reserve base and plan to continue to operate a substantial portion of our producing properties in the future. Operational control allows us to better manage timing and scope of capital expenditures and control costs.

•	Maintain financial flexibility. We believe that our balance sheet and liquidity provide us with significant financial flexibility to pursue our strategic and financial objectives. Also, we enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility. In response to a decline in commodity prices and current market conditions we have reduced our expected capital expenditure budget for 2015 to $160 million, compared to $393.5 million of actual capital expenditures in 2014. Because we operate 100% of our reserve base, we have the flexibility to further adjust our capital budget in response to commodity price fluctuations.

Our Competitive Strengths

We have a number of competitive strengths, which we believe will help us to successfully execute our business strategies:

•	Lower-risk, oil-rich asset base. We believe we have assembled a strong asset base within the Midland Basin, where we have a long history of operating. We have drilled more than 760 wells in the area since 2004. Our proved reserves are 38% oil, and our production for 2014 was 40% oil. Our acreage position of 155,000 gross, primarily contiguous acres in the Midland Basin provides us with a multi-year inventory of repeatable, horizontal and vertical drilling locations that we believe create the opportunity for us to deliver long-term reserve, production and cash flow growth.

•	High degree of operational control. We operate 100% of our estimated proved reserves, and we have approximately 100% working interest in Project Pangea and Pangea West. This allows us to more effectively manage and control the timing of capital spending on our development activities, as well as maximize benefits from operating cost efficiencies and field infrastructure systems.

•	Prudent financial management. We believe we are well capitalized with 66% equity capitalization and liquidity of approximately $300 million as of December 31, 2014. We are committed to maintaining a strong balance sheet and disciplined capital program. We also enter into commodity derivative contracts to manage our exposure to commodity price fluctuations.

•	Experienced management team with track record of growth. Our management team has extensive industry experience, including significant technical and exploration expertise. Our management team has specific expertise in the Permian Basin and in successfully executing multi-year development drilling programs creating stockholder value.

2014 Activity

Our 2014 activity focused on horizontal drilling in the Wolfcamp shale oil resource play in the Midland Basin. We drilled 68 horizontal wells in 2014, compared to 45 horizontal wells in 2013. We also continued to invest in building our field infrastructure system, which we believe reduces drilling and completion costs, improves drilling and completion efficiencies and reduces fresh water use. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2015, although at a reduced pace from 2014, subject to commodity prices. Our accomplishments in 2014 include:

•	Production Growth. Production for 2014 totaled 5 MMBoe (13.8 MBoe/d), compared to 3.4 MMBoe (9.4 MBoe/d) in 2013, a 47% increase. Production for 2014 was 40% oil, 29% NGLs and 31% natural gas. Our continued development of Project Pangea increased oil production by 40% in 2014, compared to 2013. We operated an average of three horizontal rigs in 2014, drilled a total of 68 wells and completed 64 wells. At December 31, 2014, 13 wells were waiting on completion.

•	Reserve Growth. In 2014, our estimated proved reserves increased 27%, or 31.5 MMBoe, to 146.2 MMBoe from 114.7 MMBoe. Our proved reserves at year-end 2014 were 38% oil, 28% NGLs and 34% natural gas, compared to 40% oil, 29% NGLs and 31% natural gas at year-end 2013. During 2014, our proved oil reserves increased 9.2 MMBbls, or 20%, to 55.3 MMBbls from 46.1 MMBbls in 2013. Reserve growth in 2014 was driven by results in our Wolfcamp shale oil resource play.

•	Delineation of the Multi-Zone Potential of the Wolfcamp Shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2014, we had drilled a total of 17 wells targeting the Wolfcamp A bench, 98 wells targeting the Wolfcamp B bench and 34 wells targeting the Wolfcamp C bench. With successful wells targeting each of the Wolfcamp benches, in 2014 we continued full-scale development, including pad drilling and stacked wellbores.

•	Installation of Field Infrastructure and Water Recycling Systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $100 million in building field infrastructure since 2012. We continued the infrastructure build out in 2013 and 2014, and now have an extensive network of centralized production facilities, water transportation and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs.

•	Secured Long-Term Marketing Agreements. In August 2014, we amended our gas purchase contract with DCP Midstream, LP (“DCP”), which extended the contract terms through July 2023. In addition, as of December 31, 2014, we had secured access for our oil from our dedicated acreage in northern Project Pangea and Pangea West on a regional oil pipeline from JP Energy Development, LP (“JP Energy”), with rights of first priority and first preference, through 2022.

•	Financial Position. In May 2014, we entered into an Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in the stated principal amount of $1 billion with an initial borrowing base of $450 million, an increase from $350 million at December 31, 2013. In November 2014, our lender group increased the borrowing base of our revolving credit facility to $600 million, while maintaining aggregate lender commitments at $450 million. We use our credit facility to fund our development project and for general corporate purposes. At December 31, 2014, we had $432,000 of cash and cash equivalents and $150 million in outstanding borrowings under our revolving credit facility.

Plans for 2015

In December 2014, in response to a decline in oil, NGL and gas prices and uncertain market conditions, we announced that we were reducing our capital expenditure budget to an estimated $180 million in 2015, compared to $393.5 million of actual capital expenditures in 2014. Based on current expectations of service cost concessions, our current estimate of capital expenditures in 2015 is $160 million. We plan to operate an average of one rig in 2015, compared to three rigs in 2014, with flexibility to increase or decrease the number of rigs running depending on market conditions. We will continue to monitor commodity prices and operating expenses to determine any further adjustments to our capital budget. A further reduction of our capital budget could result in a decrease in expected production volumes, revenues and cash flows.

Our 2015 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

Markets and Customers

The revenues generated by our operations are highly dependent upon the prices of, and supply and demand for oil, NGLs and natural gas. Oil, NGLs and natural gas are commodities, and therefore, we receive market-based pricing. The price we receive for our oil, NGL and gas production depends on numerous factors beyond our control, including seasonality, the condition of the domestic and global economies, particularly in the manufacturing sectors, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil, NGLs and gas, the proximity and capacity of gas pipelines and other transportation facilities, supply and demand for oil, NGLs and gas, the marketing of competitive fuels and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

For the year ended December 31, 2014, sales to DCP and JP Energy accounted for approximately 30% and 69%, respectively, of our total sales. As of December 31, 2014, we had dedicated all of our oil production from northern Project Pangea and Pangea West through 2022 to JP Energy. In addition, as of December 31, 2014, we had dedicated all of our NGLs and natural gas production from Project Pangea to DCP through July 2023.

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

We believe that we generally have satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, we make a general investigation of title at the time we acquire undeveloped properties. We receive title opinions of counsel before we commence drilling operations. We believe that we have satisfactory title to all of our other assets. Although title to our properties is subject to encumbrances in certain cases, we believe that none of these burdens will materially detract from the value of our properties or from our interest therein or will materially interfere with our use of the properties in the operation of our business.

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

Seasonality

Demand for NGLs and natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, seasonal anomalies such as mild winters or mild summers sometimes lessen this fluctuation. In addition, certain natural gas users utilize storage facilities and purchase some of their anticipated winter requirements during the summer. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

Hydraulic fracturing requires the use of a significant amount of water. Upon flowback of the water, we dispose of it in a way that we believe minimizes the impact to nearby surface water by disposing into approved disposal facilities or injection wells. Currently our primary sources of water in Project Pangea are the nonpotable Santa Rosa and potable Edwards-Trinity (Plateau) aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We also plan to reuse and recycle flowback and produced water in 2015.

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

Environmental Laws and Regulations

In the United States, the exploration for and development of oil and gas and the drilling and operation of wells, fields and gathering systems are subject to extensive federal, state and local laws and regulations governing environmental protection as well as discharge of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling begins;

•	require the installation of expensive pollution controls or emissions monitoring equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and gas drilling, completion, production, transportation and processing activities;

•	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, endangered species habitat and other protected areas; and

•	require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells.

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

Air Emissions

The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. In particular, on April 18, 2012, the EPA issued new regulations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”). The new regulations are designed to reduce volatile organic compound (“VOC”) emissions from hydraulically fractured natural gas wells, storage tanks and other equipment. Under the regulations, since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. In March 2012, the EPA proposed GHG emissions standards for fossil fuel-powered electric utility generating units that would require new plants to meet an output-

based standard of 1,000 pounds of carbon dioxide equivalent per megawatt-hour. The EPA issued a new proposed rule in September 2013, which retained the 1,000 pounds of carbon dioxide equivalent per megawatt-hour standard for large gas-fired power plants. The new proposal includes a standard of 1,100 pounds of carbon dioxide equivalent per megawatt-hour for small, gas-fired turbines and coal-fired turbines. In June 2014, the EPA proposed a regulation affecting existing fossil fuel power plants, which would seek to reduce carbon emissions from the power sector to 30% less than the 2005 level of emissions by 2030. If the proposed regulations are adopted, they could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

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

In October 2011, the EPA announced its intent to develop national standards for wastewater discharges produced by natural gas extraction from shale and coalbed methane formations. The EPA is expected to issue proposed regulations establishing wastewater discharge standards for coalbed methane wastewater and shale gas wastewater in 2015. For shale gas wastewater, the EPA will consider imposing pre-treatment standards for discharges to a wastewater treatment facility. Produced and other flowback water from our current operations in the Permian Basin is typically re-injected into underground formations that do not contain potable water. To the extent that re-injection is not available for our operations and discharge to wastewater treatment facilities is required, new standards from the EPA could increase the cost of disposing wastewater in connection with our operations.

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

Fluids associated with oil and gas production result from operations on the Company’s properties and are disposed by injection in underground disposal wells. The federal Safe Drinking Water Act (“SDWA”) and the

Underground Injection Control program (the “UIC program”) promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA has delegated administration of the UIC program in Texas to the Railroad Commission of Texas (“RRC”). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

Currently, the Company believes that disposal well operations on its properties substantially comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new disposal wells in the future may affect the Company’s ability to dispose of produced waters and ultimately increase the cost of the Company’s operations. For example, there exists a growing concern that the injection of salt water and other fluids into underground disposal wells triggers seismic activity in certain areas, including in some parts of Texas, where the Company operates. In response to these concerns, in October 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or perhaps may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs.

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

The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. Specifically, the FRAC Act has been introduced in each Congress since 2008 to accomplish these purposes, and we expect similar legislation to be introduced in the current Congress. If legislation repealing the exemption were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements.

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Following a legal challenge by industry groups and a subsequent settlement, in February 2014, the EPA issued revised guidance on the use of diesel in hydraulic fracturing operations. Under the guidance, EPA broadly defined “diesel” to include fuels such as kerosene that have not traditionally been considered diesel. The EPA’s continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of Congress have, in the past, called upon government agencies to investigate various aspects of hydraulic fracturing. Federal agencies that have been involved in hydraulic fracturing research include the White House Council on Environmental Quality, the Department of Energy, the Department of Interior and the Energy Information Administration. The EPA has also begun a study of the potential environmental impacts of hydraulic fracturing on water resources. The EPA issued a progress report in December 2012, and final results are expected in 2015. These ongoing or proposed investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could facilitate initiatives to further regulate hydraulic fracturing.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in hydraulic fracturing. For example, pursuant to legislation adopted by the State of Texas in June 2011, the RRC enacted a rule in December 2011, requiring disclosure to the RRC and the public of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In addition to state law, local land use restrictions, such as city ordinances, may directly or indirectly restrict or prohibit drilling and hydraulic fracturing. For example, in November 2014, the City of Denton, Texas, enacted an ordinance banning hydraulic fracturing. While the City of Denton ordinance is currently the subject of a lawsuit, other local governments may enact similar legislation in the future. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, it could become more difficult or costly for Approach to drill and produce oil and gas from shale and tight sands formations and become easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to delays, additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and higher costs. These new laws or regulations could cause us to incur substantial delays or suspensions of operations and compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2014. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2015. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

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

Employees

As of February 13, 2015, we had 142 full-time employees, 93 of whom are field personnel. We regularly use independent contractors and consultants to perform various field and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are excellent.

Insurance Matters

As is common in the oil and gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Available Information

We maintain an internet website under the name www.approachresources.com. The information on our website is not a part of this report. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after providing such reports to the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Lead Independent Director Charter and our Code of Conduct, are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116.

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

Oil, NGL and gas prices are volatile. Continued, significant declines in oil, NGL or gas prices would adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow depend substantially upon the prices and demand for oil, NGLs and gas. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil, NGLs and gas fluctuate widely in response to changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil, NGLs and gas;

•	domestic and foreign consumer demand for oil, NGLs and gas;

•	overall United States and global economic conditions impacting the global supply of and demand for oil, NGLs and gas;

•	the willingness and ability of OPEC to set and maintain oil price and production controls;

•	commodity processing, gathering and transportation availability, the availability of refining capacity and other factors that result in differentials to benchmark prices;

•	price and availability of alternative fuels;

•	price and quantity of foreign imports;

•	domestic and foreign governmental regulations;

•	political conditions in or affecting other oil and natural gas producing countries;

•	weather conditions, including unseasonably warm winter weather and tropical storms; and

•	technological advances affecting oil, NGL and gas consumption.

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to fall. Over the six months preceding the date of this annual report on Form 10-K, the NYMEX settled prices for oil and natural gas have declined by approximately 50%. During 2013 and 2014, the price of oil per Bbl was consistently in the range of $90 to $100 per Bbl and hit a high of $107 per Bbl on June 20, 2014. However, since that time, prices of oil and gas have significantly declined, and prices may stay suppressed for some time from the levels experienced during the last few years.

The Company’s financial position, results of operations, access to capital and the amount of oil and gas that may be economically produced would be negatively impacted if oil and gas prices stay depressed for an extended period of time.

The ways that continued low oil and gas prices could affect us include the following:

•	Cash flows would be reduced, decreasing funds available for capital expenditures needed to maintain or increase production and replace reserves;

•	Future net cash flows from our properties would decrease, which could result in significant impairment expenses;

•	Some reserves would no longer be economic to produce, leading to lower proved reserves, production and cash flows; and

•	Access to capital, such as equity or long-term debt markets and current reserve-based lending levels, would be severely limited or unavailable.

If the current decline in oil prices continues, it is unlikely that our future cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations would be adversely affected.

Lower oil and gas prices would not only cause our revenues and cash flows to decrease but also would reduce the amount of oil and gas that we can produce economically. Substantial decreases in oil and gas prices will render uneconomic some or all of our drilling locations. This may result in our having to impair our estimated proved reserves and could have a material adverse effect on our business, financial condition and results of operations. Further, if oil, NGL or gas prices significantly decline for an extended period of time or negative differentials increase, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. The recent decline in oil and gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.

If commodity prices decline to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we may be required to write down the carrying values of our properties. Additionally, current SEC rules also could require us to write down our proved undeveloped reserves in the future.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down is a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile.

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe. For example, for the year ended December 31, 2014, we reclassified 5.8 MMBoe of proved undeveloped reserves as probable undeveloped. These reserves were attributable to vertical Canyon locations in Project Pangea. We postponed development of these deeper locations beyond five years from initial booking to integrate their development with the shallower Clearfork and Wolfcamp target zones.

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

Consequently, these measures may not reflect the prices ordinarily received or that will be received for oil and gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates included herein of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the Standardized Measure of our estimated reserves and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

If oil, NGL and gas prices decline by 10% from $94.56 per Bbl of oil, $31.50 per Bbl of NGLs and $4.55 per MMBtu of gas, to $85.10 per Bbl of oil, $28.35 per Bbl of NGLs and $4.10 per MMBtu of gas, then our PV-10 as of December 31, 2014, would decrease from $1.4 billion to approximately $1.1 billion. The average market price received for our production for the month of December 2014 was $53.46 per Bbl of oil, $14.65 per Bbl of NGLs and $3.63 per Mcf of gas (after basis differential and Btu adjustments). Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation.

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

To manage our exposure to price risks in the marketing of our production, we enter into commodity derivative agreements. While intended to reduce the effects of volatile commodity prices, such transactions may limit our potential gains and increase our potential losses if commodity prices were to rise substantially over the price established by the commodity derivative. In addition, such transactions may expose us to the risk of loss in certain circumstances, including instances in which our production is lower than expected. We are also exposed to the risk of non-performance by the counterparties to the commodity derivative agreements.

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

All of our proved non-producing and proved undeveloped reserves associated with future drilling and completion projects will require hydraulic fracturing. See Item 1. “Business — Hydraulic Fracturing” for a discussion of the importance of hydraulic fracturing to our business, and Item 1. “Business — Regulation —Hydraulic Fracturing” for a discussion of regulatory developments regarding hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to permitting delays and increases in costs. These developments, as well as new laws or regulations, could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. For example, in October 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. Compliance with environmental regulations and permit requirements for the disposal, withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition, results of operations and cash flows.

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

If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products. In any event, in 2013 the Obama administration announced its Climate Action Plan, which, among other things, directs federal agencies to develop a strategy for the reduction of methane emissions, including emissions from the oil and gas industry. The EPA is in the process of gathering information regarding methane emissions from the oil and gas industry and the agency may decide to pursue formal rulemaking in the future. As part of the Climate Action Plan, the Obama administration also announced that it intends to adopt additional regulations to reduce emissions of GHGs and to encourage greater use of low-carbon technologies in the coming years.

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

Our exploration, development and acquisition activities require substantial capital expenditures. For example, according to our year-end 2014 reserve report, the estimated capital required to develop our current proved oil and gas reserves is $1.2 billion. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings under our revolving credit facility and public equity and debt financings. Future cash flows are subject to a number of variables, including the production from existing wells, prices of oil, NGLs and gas and our success in developing and producing new reserves. We do not expect our cash flow from operations to be sufficient to cover our current expected capital expenditure budget, and we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain additional financing could cause us to scale back our exploration and development operations, which in turn could lead to a decline in our oil and gas production and reserves, and in some areas a loss of properties.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments, including our obligations under our $250 million principal amount of 7% Senior Notes and $150 million in outstanding borrowings under our revolving credit facility. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	selling assets;

•	reducing or delaying capital investments;

•	seeking to raise additional capital; or

•	refinancing or restructuring our debt.

If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings, or they could prevent us from making payments on the Senior Notes. If amounts outstanding under our revolving credit facility or the Senior Notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

At December 31, 2014, we had $150 million in borrowings outstanding under our revolving credit facility, and our borrowing base was $600 million with aggregate lender commitments of $450 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon a redetermination, our borrowing base could be substantially reduced, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. As a result of recent significant reduction in commodity prices, it is possible that our borrowing base will be reduced in the upcoming borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

A payment default or an acceleration under our revolving credit facility could result in an event of default and acceleration of indebtedness under the Senior Notes.

If the indebtedness under the Senior Notes were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. In addition, our obligations under our revolving credit facility are collateralized by perfected first-priority liens and security interests on substantially all of our Permian Basin assets in West Texas and a pledge of equity interests of certain subsidiaries, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

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

The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.

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

In 2014, DCP and JP Energy collectively accounted for 99% of our total oil, NGL and gas sales, excluding realized commodity derivative settlements. As of December 31, 2014, we had dedicated all of our oil production from northern Project Pangea and Pangea West through 2022 to JP Energy. In addition, as of December 31, 2014, we had dedicated all of our NGL and natural gas production from Project Pangea to DCP through July 2023. To the extent that any of our major purchasers reduces their purchases of oil, NGLs or gas, is unable to take our oil, NGLs or gas due to infrastructure or capacity limitations or defaults on their obligations to us, we would be adversely affected unless we were able to make comparably favorable arrangements with other purchasers. These purchasers’ default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to one or more of these customers or due to circumstances related to other market participants with which the customer has a direct or indirect relationship.

We depend on our management team and other key personnel. The loss of any of these individuals, or the inability to attract, train and retain additional qualified personnel, could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel and the ability to attract, train and retain additional qualified personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. In January 2011, we entered into an amended and restated employment agreement with J. Ross Craft, P.E., our Chairman, President and Chief Executive Officer; and new employment agreements with Qingming Yang, our Chief Operating Officer; and J. Curtis Henderson, our Chief Administrative Officer. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. In addition, our ability to manage our growth, if any, will require us to effectively train, motivate and manage our existing employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

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

Our management team has identified drilling locations as an estimation of our future development activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these identified drilling locations depends on a number of uncertainties, including oil, NGL and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system, marketing and transportation constraints, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the identified drilling locations will ever be drilled or if we will be able to produce oil or gas from these or any other identified drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the identified locations are obtained, the leases for such acreage will expire. Therefore, our actual drilling activities may materially differ from those presently identified.

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

As of December 31, 2014, we held mineral leases or options in each of our areas of operation that are still within their original lease term and are not currently held by production. Unless we establish commercial production on the properties subject to these leases, most of these leases will expire between 2015 and 2017. If these leases or options expire, we will lose our right to develop the related properties, unless we renew such leases. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. See Item 2. “Properties — Undeveloped Acreage Expirations” for a table summarizing the expiration schedule of our undeveloped acreage over the next three years. Acreage set to expire over the next three years accounts for 89% of our net undeveloped acreage, 4% of our proved undeveloped reserves and 2% of our total proved reserves.

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

As of December 31, 2014, approximately 59% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

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

ITEM 2.    PROPERTIES

Permian Basin — Project Pangea

Our properties in the Permian Basin are located in Crockett and Schleicher Counties, Texas. We began operations in the Permian Basin through a farm-in agreement for 27,000 net acres in 2004 and have since increased our total acreage position to approximately 155,000 gross (136,000 net) acres as of year-end 2014. At December 31, 2014, we owned interests in approximately 729 gross (716 net) wells, all of which we operate. As of December 31, 2014, we had working and net revenue interests of approximately 100% and 76%, respectively, across Project Pangea.

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

The Wolfcamp shale has gross pay thickness of approximately 1,000 to 1,200 feet across our acreage position, which allows for horizontal drilling and stacked horizontal wellbores targeting varied zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. Since we began drilling horizontal Wolfcamp wells in 2011 through December 31, 2014, we had drilled and completed a total of 17 wells targeting the Wolfcamp A bench, 98 wells targeting the Wolfcamp B bench and 34 wells targeting the Wolfcamp C bench; and, as a result, our proved reserves attributable to the horizontal Wolfcamp play have increased.

The following table summarizes our estimated proved reserves attributable to the horizontal Wolfcamp shale oil play, compared to our estimated proved reserves attributable to vertical development for the years ended December 31, 2014, 2013 and 2012.

	Proved Reserves (MBoe)
	2014	2013	2012
Horizontal Wolfcamp
Proved developed	40,678	23,520	10,439
Proved undeveloped	84,138	58,073	43,342

Total	124,816	81,593	53,781
Percent of total proved reserves	85%	71%	56%
Other Vertical
Proved developed	19,542	21,669	22,336
Proved undeveloped	1,890	11,399	19,362

Total	21,432	33,068	41,698
Percent of total proved reserves	15%	29%	44%

Total proved reserves	146,248	114,661	95,479

During 2014, we incurred costs of approximately $364 million to drill 68 horizontal Wolfcamp wells, of which 13 horizontal Wolfcamp wells were waiting on completion at December 31, 2014. We currently have one rig operating in Project Pangea, which is drilling horizontal Wolfcamp wells.

East Texas Basin — North Bald Prairie

In July 2007, we entered into a joint venture with EnCana Oil & Gas (USA) Inc. (“EnCana”) in Limestone and Robertson Counties, Texas, in the East Texas Cotton Valley trend. We began drilling operations in August 2007. We have drilled and completed 11 gross wells, including one well completed as a saltwater disposal well. We have a 50% working interest and approximately 40% net revenue interest in the approximately 5,000 gross (2,000 net) acre project. In 2012, EnCana assigned its interest in the project to a third party. As of December 31, 2014, we had estimated proved reserves of 750 MMcf in North Bald Prairie. Our primary targets in North Bald Prairie are the Cotton Valley Sands and Cotton Valley Lime. We currently have no rigs running in North Bald Prairie.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves as of December 31, 2014. See Note 10 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of Standardized Measure and PV-10 are based on the 12-month average of the first-day-of-the-month pricing of $94.56 per Bbl West Texas Intermediate posted oil price, $31.50 per Bbl received for NGLs and $4.55 per MMBtu Henry Hub spot natural gas price during 2014. All prices were adjusted for energy content, quality and basis differentials by area and were held constant through the lives of the properties. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil.

Summary of Oil and Gas Reserves as of Fiscal-Year End

Based on Average Fiscal-Year Prices

	Proved Reserves
Reserves Category	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(1)	Total (MBoe)	Percent (%)	PV-10 (in millions)(2)
Proved Developed
Permian Basin	17,978	19,082	138,211	60,095	41.1%	882
East Texas Basin	—	—	750	125	0.1	1
Proved Undeveloped
Permian Basin	37,360	21,825	161,059	86,028	58.8	530

Total Proved Reserves	55,338	40,907	300,020	146,248	100.0%	1,413

(1)	The gas reserves contain 39,254 MMcf of gas that will be produced and used as field fuel (primarily for compressors and artificial lifts).
(2)	See “Reconciliation of PV-10 to Standardized Measure” below for a reconciliation of PV-10 to the Standardized Measure.

Our estimated total proved reserves of oil, NGLs and natural gas as of December 31, 2014, were 146.2 MMBoe, made up of 38% oil, 28% NGLs and 34% natural gas. The proved developed portion of total proved reserves at year-end 2014 was 41%.

Extensions and discoveries for 2014 were 43.2 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2014, we recorded downward revisions totaling 6.4 MMBoe. Revisions included the reclassification of 9.3 MMBoe of proved undeveloped reserves to probable undeveloped. The reserves reclassified from proved undeveloped to probable undeveloped included 5.8 MMBoe attributable to vertical Canyon locations in Project Pangea that we do not plan to drill within five years from their initial booking, and 3.5 MMBoe attributable to horizontal Wolfcamp locations that are no longer included in our proved development plan. Revisions also included 6.3 MMBoe of positive net revisions attributable to updated well performance and 0.7 MMBoe of positive revisions due to pricing, offset by 4.1 MMBoe of negative revisions resulting from updated technical parameters and costs. We produced 5.3 MMBoe during 2014. This production included 1,390 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides a reconciliation of PV-10 to the Standardized Measure of discounted future net cash flows at December 31, 2014:

December 31, 2014 (in millions)
PV-10	$1,413
Present value of future income tax discounted at 10%	(357)

Standardized Measure of discounted future net cash flows	$1,056

Proved Undeveloped Reserves

As of December 31, 2014, we had 86 MMBoe of proved undeveloped (“PUD”) reserves, which is an increase of 16.5 MMBoe, or 24%, compared with 69.5 MMBoe of PUD reserves at December 31, 2014. All of our PUD reserves at December 31, 2014, were associated with our core development project, Project Pangea.

The following table summarizes the changes in our PUD reserves during 2014.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — December 31, 2013	32,421	17,674	116,260	69,472
Extensions and discoveries	15,016	8,091	60,312	33,159
Revisions to previous estimates	(6,647)	(2,295)	(4,760)	(9,736)
Conversion to proved developed reserves	(3,430)	(1,645)	(10,753)	(6,867)

Balance — December 31, 2014	37,360	21,825	161,059	86,028

The following table sets forth our PUD reserves converted to proved developed reserves during 2014, 2013 and 2012 and the net investment required to convert PUD reserves to proved developed reserves during the year.

	Proved Undeveloped Reserves Converted to Proved Developed Reserves				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)	(in thousands)
2012	1,286	668	3,682	2,568	52,008
2013	4,831	1,765	10,569	8,357	108,811
2014	3,430	1,645	10,753	6,867	106,309

Total	9,547	4,078	25,004	17,792	267,128

Estimated future development costs relating to the development of PUD reserves are projected to be approximately $172.5 million in 2015, $377.3 million in 2016 and $355.7 million in 2017. We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development project.

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

For the years ended December 31, 2014, 2013 and 2012, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties. In 2014, DeGolyer and MacNaughton reported to the Audit Committee of our Board of Directors and to our Vice President of Reservoir Engineering. The Audit Committee meets with the independent engineering firm to, among other things, review and consider the processes used by the engineers in the preparation of the report and any matters of importance that arose in the preparation of the report, including whether the independent engineering firm encountered any material problems or difficulties in the preparation of their report. The Audit Committee’s review specifically includes difficulties with the scope or timeliness of the information furnished to them by the Company or any restrictions on access to information placed upon them by any Company personnel, any other difficulties in dealing with any Company personnel in the preparation of the report and any other matters of concern relating to the preparation of the report. The Audit Committee also determines whether the Company or its management or senior engineering personnel had similar or other problems or concerns regarding the independent engineering firm and the preparation of their report. See Third-Party Reports below for further information regarding DeGolyer and MacNaughton’s report.

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

Reporting of NGLs

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2014, NGLs represented approximately 28% of our total proved reserves on a Boe basis. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we include these volumes and production as Boe. The prices we received for a standard barrel of NGLs in 2014 averaged approximately 67% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.

Third-Party Reports

For the years ended December 31, 2014, 2013 and 2012, we engaged DeGolyer and MacNaughton, independent, third-party reserves engineers, to prepare estimates of the extent and value of the proved reserves of certain of our oil and gas properties, including 100% of our total reported proved reserves. DeGolyer and MacNaughton’s report for 2014 is included as Exhibit 99.1 to this annual report on Form 10-K.

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

	Years Ended December 31,
	2014	2013	2012
Production
Oil (MBbls)	2,024	1,444	969
NGLs (MBbls)	1,461	951	904
Gas (MMcf)(1)	9,383	6,177	6,089

Total (MBoe)	5,049	3,424	2,888
Total (MBoe/d)	13.8	9.4	7.9
Average prices
Oil (per Bbl)	$87.69	$90.70	$84.70
NGLs (per Bbl)	28.74	29.57	34.09
Gas (per Mcf)	4.16	3.60	2.63

Total (per Boe)	51.20	52.95	44.63
Realized gain (loss) on commodity derivatives (per Boe)	0.47	(0.31)	(0.03)

Total including derivative impact (per Boe)	$51.67	$52.64	$44.60

Production costs (per Boe)(2)	$6.48	$5.59	$6.58

(1)	Gas production excludes gas produced and used as field fuel.
(2)	Production cost per Boe is made up of lease operating expenses and excludes production and ad valorem taxes.

Drilling Activity — Prior Three Years

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Years Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	68.0	68.0	45.0	45.0	46.0	45.8
Dry(1)	2.0	2.0	5.0	5.0	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	68.0	68.0	45.0	45.0	46.0	45.8
Dry	2.0	2.0	5.0	5.0	—	—

(1)	The Company encountered mechanical issues while drilling the wells classified as dry in 2014 and 2013.

Of the 68 productive wells drilled in 2014, 13 wells were waiting on completion at December 31, 2014. The Company encountered mechanical issues while drilling two wells in 2014 and five wells in 2013, and these wells cost $5.6 million and $12.4 million, respectively.

Although a well may be classified as productive upon completion, future changes in oil, NGL and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, we had one horizontal rig running in the Permian Basin and targeting the Wolfcamp shale oil resource play.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs or gas under existing agreements. However, as of December 31, 2014, we had dedicated all of our oil production from northern Project Pangea and Pangea West through 2022 to JP Energy, and dedicated all of our NGLs and natural gas production from Project Pangea to DCP through July 2023.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at December 31, 2014. Wells are classified as natural gas or oil according to their predominant production stream.

	Natural Gas Wells		Oil Wells		Total Wells		Average Working Interest
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	477	466	252	250	729	716	98.2%
East Texas Basin	9	4.5	—	—	9	4.5	50.0%

Total	486	470.5	252	250	738	720.5	97.6%

Acreage

The following table summarizes our developed and undeveloped acreage as of December 31, 2014.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	87,750	79,234	67,117	56,928	154,867	136,162
East Texas Basin	3,481	1,687	1,599	264	5,080	1,951

Total	91,231	80,921	68,716	57,192	159,947	138,113

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2014, which will expire over the next three years by project area, unless production is established before lease expiration dates.

	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	24,199	18,438	3,904	2,058	33,117	30,225
East Texas Basin	1,599	263	—	—	—	—

Total	25,798	18,701	3,904	2,058	33,117	30,225

The expiring acreage set forth in the table above accounts for 89% of our net undeveloped acreage, 4% of our PUD reserves and 2% of our total proved reserves. We are continually engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions, renewals, new drilling and development units and new leases to address the expiration of undeveloped acreage that occurs in the normal course of our business.

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

Market Information

Our common stock is traded on NASDAQ in the United States under the symbol “AREX.” During 2014, trading volume averaged 1,158,257 shares per day. The following table shows the quarterly high and low sale prices of our common stock as reported on NASDAQ for the past two years.

	Price Per Share
	High	Low
2014
First quarter	$24.00	$18.33
Second quarter	23.04	17.59
Third quarter	23.07	14.30
Fourth quarter	14.88	4.28
2013
First quarter	$27.59	$23.03
Second quarter	27.71	22.24
Third quarter	28.87	22.64
Fourth quarter	31.67	18.25

Holders

As of February 20, 2015, there were 229 record holders of our common stock. In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans and individual compensation arrangements as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by stockholders	39,525	$12.09	959,731
Equity compensation plans not approved by stockholders	—	—	—

Performance Graph

The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2009, through December 31, 2014, to that of the cumulative return on a $100 investment in the Standard & Poor’s 500 (“S&P 500”) index and the Dow Jones U.S. Exploration & Production Total Stock Market index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Approach Resources Inc., the S&P 500 Index and the Dow Jones U.S. Exploration &

Production Total Stock Market Index

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Approach Resources Inc.	$100.00	$299.22	$380.96	$323.96	$250.00	$82.77
S&P 500	100.00	112.78	112.78	127.90	165.76	184.64
Dow Jones U.S. Exploration & Production	100.00	118.64	114.37	118.50	153.53	133.23

Issuer Repurchases of Equity Securities

Our 2007 Plan allows us to withhold shares of common stock to pay withholding taxes payable upon vesting of a restricted stock grant. The following table shows the number of shares of common stock withheld to satisfy the income tax withholding obligations arising upon the vesting of restricted shares issued to employees under the 2007 Plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	—	$—	—	—
November 1, 2014 — November 30, 2014	713	9.00	—	—
December 1, 2014 — December 31, 2014	40,512	6.41	—	—

Total	41,225	$6.45	—	—

ITEM 6. SELECTED	FINANCIAL DATA

The following table sets forth selected financial information for the five years ended December 31, 2014. This information should be read in conjunction with Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, related notes and other financial information included in this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per-share data)
Operating Results Data
Revenues
Oil, NGL and gas sales	$258,529	$181,302	$128,892	$108,387	$57,581
Expenses
Lease operating	32,701	19,152	19,002	10,687	6,620
Production and ad valorem taxes	15,934	12,840	9,255	8,447	4,925
Exploration	3,831	2,238	4,550	9,546	2,589
Impairment	—	—	—	18,476	2,622
General and administrative	32,104	26,524	24,903	17,900	11,422
Depletion, depreciation and amortization	106,802	76,956	60,381	32,475	22,224

Total expenses	191,372	137,710	118,091	97,531	50,402

Operating income	67,157	43,592	10,801	10,856	7,179
Other
Interest expense, net	(21,651)	(14,084)	(4,737)	(3,402)	(2,189)
Equity in (losses) earnings of investee	(181)	156	(108)	—	—
Gain on sale of equity method investment	—	90,743	—	—	—
Realized gain (loss) on commodity derivatives	2,359	(1,048)	(108)	3,375	5,784
Unrealized gain (loss) on commodity derivatives	42,113	(4,596)	3,874	(347)	788
Other income	67	—	—	—	—
Gain on sale of oil and gas properties, net of foreign currency transaction loss	—	—	—	248	—

Income before provision for income taxes	89,864	114,763	9,722	10,730	11,562
Provision for income taxes	33,692	42,507	3,338	3,488	4,100

Net income	$56,172	$72,256	$6,384	$7,242	$7,462

Earnings per share
Basic	$1.43	$1.85	$0.18	$0.25	$0.34

Diluted	$1.42	$1.85	$0.18	$0.25	$0.34

Statement of Cash Flows Data
Net cash provided by (used in)
Operating activities	$180,206	$125,580	$90,585	$95,770	$42,377
Investing activities	(386,361)	(203,397)	(307,414)	(284,758)	(91,346)
Financing activities	147,826	135,811	217,295	165,843	69,748
Effect of Canadian exchange rate	—	—	—	(19)	1
Balance Sheet Data
Cash and cash equivalents	$432	$58,761	$767	$301	$23,465
Restricted cash	—	7,350	—	—	—
Other current assets	60,647	24,302	14,889	11,085	17,865
Property, equipment, net, successful efforts method	1,331,659	1,047,030	828,467	595,284	369,210
Equity method investment	—	—	9,892	—	—
Other assets	8,689	8,041	1,724	1,224	2,549

Total assets	$1,401,427	$1,145,484	$855,739	$607,894	$413,089

Current liabilities	$106,852	$84,441	$60,247	$43,625	$29,240
Long-term debt	400,000	250,000	106,000	43,800	—
Other long-term liabilities	120,248	100,548	56,024	53,020	50,903
Stockholders’ equity	774,327	710,495	633,468	467,449	332,946

Total liabilities and stockholders’ equity	$1,401,427	$1,145,484	$855,739	$607,894	$413,089

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding our results of operations and our financial condition. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Statements in this discussion may be forward-looking. These forward looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed. See “Cautionary Statement Regarding Forward-Looking Statements” at the beginning of this report and “Risk Factors” in Item 1A. for additional discussion of some of these factors and risks.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 136,000 net acres as of December 31, 2014. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2014, our estimated proved reserves were 146.2 MMBoe. Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. Important characteristics of our proved reserves at December 31, 2014, include:

•	38% oil, 28% NGLs and 34% natural gas;

•	41% proved developed;

•	100% operated;

•	Reserve life of approximately 29 years based on 2014 production of 5 MMBoe;

•	Standardized measure of discounted future net cash flows (“Standardized Measure”) of $1.1 billion; and

•	PV-10 (non-GAAP) of $1.4 billion.

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

At December 31, 2014, we owned and operated 729 producing oil and gas wells in the Permian Basin. During 2014, we produced 5 MMBoe, or 13.8 MBoe/d. Production for 2014 was 40% oil, 29% NGLs and 31% natural gas.

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

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures and by acquisitions. However, during times of severe price declines, we may from time-to-time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues and increase future expected costs necessary to develop existing reserves.

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

2014 Activity

Our 2014 activity focused on horizontal drilling in the Wolfcamp shale oil resource play in the Midland Basin. We drilled 68 horizontal wells in 2014, compared to 45 horizontal wells in 2013. We also continued to invest in building our field infrastructure system, which we believe reduces drilling and completion costs, improves drilling and completion efficiencies and reduces fresh water use. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2015, although at a reduced pace from 2014, subject to commodity prices. Our accomplishments in 2014 include:

•	Production Growth. Production for 2014 totaled 5 MMBoe (13.8 MBoe/d), compared to 3.4 MMBoe (9.4 MBoe/d) in 2013, a 47% increase. Production for 2014 was 40% oil, 29% NGLs and 31% natural gas. Our continued development of Project Pangea increased oil production by 40% in 2014, compared to 2013. We operated an average of three horizontal rigs in 2014 drilled a total of 68 wells and completed 64 wells. At December 31, 2014, 13 wells were waiting on completion.

•	Reserve Growth. In 2014, our estimated proved reserves increased 27%, or 31.5 MMBoe, to 146.2 MMBoe from 114.7 MMBoe. Our proved reserves at year-end 2014 were 38% oil, 28% NGLs and 34% natural gas, compared to 40% oil, 29% NGLs and 31% natural gas at year-end 2013. During 2014, our proved oil reserves increased 9.2 MMBbls, or 20%, to 55.3 MMBbls from 46.1 MMBbls in 2013. Reserve growth in 2014 was driven by results in our Wolfcamp shale oil resource play.

•	Delineation of the Multi-Zone Potential of the Wolfcamp Shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2014, we had drilled a total of 17 wells targeting the Wolfcamp A bench, 98 wells targeting the Wolfcamp B bench and 34 wells targeting the Wolfcamp C bench. With successful wells targeting each of the Wolfcamp benches, in 2014 we continued full-scale development, including pad drilling and stacked wellbores.

•	Installation of Field Infrastructure and Water Recycling Systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $100 million in building field infrastructure since 2012. We continued the infrastructure build out in 2013 and 2014, and now have an extensive network of centralized production facilities, water transportation and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs.

•	Secured Long-Term Marketing Agreements. In August 2014, we amended our gas purchase contract with DCP Midstream, LP (“DCP”), which extended the contract terms through July 2023. In addition, as of December 31, 2014, we had secured access for our oil from our dedicated acreage in northern Project Pangea and Pangea West on a regional oil pipeline from JP Energy Development, LP (“JP Energy”), with rights of first priority and first preference, through 2022.

•	Financial Position. In May 2014, we entered into an Amended and Restated Credit Agreement, which provides for a senior secured revolving credit facility in the stated principal amount of $1 billion with an initial borrowing base of $450 million, an increase from $350 million at December 31, 2013. In November 2014, our lender group increased the borrowing base of our revolving credit facility to $600 million, while maintaining aggregate lender commitments at $450 million. We use our revolving credit facility to fund our development project and for general corporate purposes. At December 31, 2014, we had $432,000 of cash and cash equivalents and $150 million in outstanding borrowings under our revolving credit facility.

Plans for 2015

In December 2014, in response to a decline in oil, NGL and gas prices and uncertain market conditions, we announced that we were reducing our capital expenditure budget to an estimated $180 million in 2015, compared to $393.5 million of actual capital expenditures in 2014. Based on current expectations of service cost concessions, our current estimate of capital expenditures in 2015 is $160 million. We plan to operate an average of one rig in 2015, compared to three rigs in 2014, with flexibility to increase or decrease the number of rigs running depending on market conditions. We will continue to monitor commodity prices and operating expenses to determine any further adjustments to our capital budget. A further reduction of our capital budget could result in a decrease in expected production volumes, revenues and cash flows.

Our 2015 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms.

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

	Years Ended December 31,
	2014	2013	2012
Revenues (in thousands)
Oil	$177,491	$130,971	$82,087
NGLs	41,998	28,103	30,811
Gas	39,040	22,228	15,994

Total oil, NGL and gas sales	258,529	181,302	128,892
Realized gain (loss) on commodity derivatives	2,359	(1,048)	(108)

Total oil, NGL and gas sales including derivative impact	$260,888	$180,254	$128,784

Production
Oil (MBbls)	2,024	1,444	969
NGLs (MBbls)	1,461	951	904
Gas (MMcf)	9,383	6,177	6,089

Total (MBoe)	5,049	3,424	2,888
Total (MBoe/d)	13.8	9.4	7.9
Average prices
Oil (per Bbl)	$87.69	$90.70	$84.70
NGLs (per Bbl)	28.74	29.57	34.09
Gas (per Mcf)	4.16	3.60	2.63

Total (per Boe)	$51.20	$52.95	$44.63
Realized gain (loss) on commodity derivatives (per Boe)	0.47	(0.31)	(0.03)

Total including derivative impact (per Boe)	$51.67	$52.64	$44.60

Costs and expenses (per Boe)
Lease operating	$6.48	$5.59	$6.58
Production and ad valorem taxes	3.16	3.75	3.20
Exploration	0.76	0.65	1.58
General and administrative	6.36	7.75	8.62
Depletion, depreciation and amortization	21.15	22.48	20.91

Oil, NGL and gas sales.    Oil, NGL and gas sales for 2014 increased $77.2 million, or 43%, to $258.5 million from $181.3 million in 2013. The increase in oil, NGL and gas sales was due to an increase in production volumes ($79.2 million) offset by a decrease in our average realized price ($2 million). Production volumes increased as a result of our continued development in Project Pangea. In 2014, the average price we received for our production, before the effect of commodity derivatives, decreased to $51.20 per Boe from $52.95 per Boe, or a 3% decrease. We expect oil, NGL and gas sales to decrease in 2015 due to depressed commodity prices.

Oil, NGL and gas sales for 2013 increased $52.4 million, or 41%, to $181.3 million from $128.9 million in 2012. The increase in oil, NGL and gas sales was due to an increase in production volumes ($44.8 million) and increase in our average realized price ($7.6 million). Production volumes increased as a result of our development of Project Pangea in the Permian Basin. In 2013, the average price we received for our production, before the effect of commodity derivatives, increased to $52.95 per Boe from $44.63 per Boe, or a 19% increase.

Net income.    Net income for 2014 was $56.2 million, or $1.42 per diluted share, compared to net income of $72.3 million, or $1.85 per diluted share, for 2013. Net income for 2014 included an unrealized gain on commodity derivatives of $42.1 million and a realized gain on commodity derivatives of $2.4 million. Net income for 2014 decreased primarily due to the pretax gain from the sale of our interest in the Wildcat oil pipeline of $90.7 million in 2013 and higher operating expenses as a result of increased production. This was partially offset by an increase in revenues and an increase in gains from our derivative positions.

Net income for 2013 was $72.3 million, or $1.85 per diluted share, compared to net income of $6.4 million, or $0.18 per diluted share, for 2012. Net income for 2013 increased due to the pretax gain from the sale of our interest in the Wildcat oil pipeline, as well as higher revenues, partially offset by higher interest expense and losses on both our realized and unrealized commodity derivatives.

Oil, NGL and gas production.    Production for 2014 totaled 5,049 MBoe (13.8 MBoe/d), compared to 3,424 MBoe (9.4 MBoe/d) produced in 2013, an increase of 47%. Production for 2014 was 40% oil, 29% NGLs and 31% natural gas, compared to 42% oil, 28% NGLs and 30% natural gas in 2013. The increase in production in 2014 was the result of our continued development of our Permian Basin properties.

Production for 2013 totaled 3,424 MBoe (9.4 MBoe/d), compared to 2,888 MBoe (7.9 MBoe/d) produced in 2012, an increase of 19%. Production for 2013 was 42% oil, 28% NGLs and 30% natural gas. The increase in production in 2013 was the result of our continued development of our Permian Basin properties.

Commodity derivative activities.    Realized gains from our commodity derivative activity increased our earnings by $2.4 million for 2014. This is compared to realized losses of $1 million and $0.1 million for 2013 and 2012, respectively. Realized gains and losses are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our commodity swap contracts or the range of prices in our commodity collar contracts for the respective years. The unrealized gain on commodity derivatives was $42.1 million for 2014. This is compared to unrealized losses of $4.6 million for 2013 and unrealized gains in 2012 of $3.9 million. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating expense.    Our lease operating expenses (“LOE”) increased $13.5 million, or 71%, for 2014, to $32.7 million ($6.48 per Boe) from $19.2 million ($5.59 per Boe) for 2013. LOE per Boe in 2014 increased $0.89, or 16%, from 2013. The increase in LOE per Boe in 2014 over 2013 was primarily due to an increase in compressor rental and repair, water hauling and insurance, well repairs, workovers and maintenance, partially offset by a decrease in pumpers and supervision.

Our LOE increased $150,000, or 1%, for 2013, to $19.2 million ($5.59 per Boe) from $19 million ($6.58 per Boe) for 2012. The decrease in LOE per Boe in 2013 over 2012 was primarily due to a decrease in compressor rental and repair, water hauling, well repairs, workovers and maintenance, partially offset by an increase in pumpers and supervision.

The following table summarizes LOE per Boe.

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Compressor rental and repair	$1.90	$1.52	$0.38	25.0%	$1.52	$1.91	$(0.39)	(20.4)%
Water hauling and other	1.90	1.42	0.48	33.8	1.42	1.61	(0.19)	(11.8)
Well repairs, workovers and maintenance	1.69	1.61	0.08	5.0	1.61	2.06	(0.45)	(21.8)
Pumpers and supervision	0.99	1.04	(0.05)	(4.8)	1.04	1.00	0.04	4.0

Total	$6.48	$5.59	$0.89	15.9%	$5.59	$6.58	$(0.99)	(15.0)%

Production and ad valorem taxes.    Our 2014 production and ad valorem taxes increased approximately $3.1 million, or 24%, to $15.9 million from $12.8 million for 2013. The increase in production and ad valorem taxes was primarily the result of an increase in oil, NGL and gas sales over 2013. Production and ad valorem taxes were approximately 6.2% and 7.1% of oil, NGL and gas sales for the respective periods. Production and ad valorem taxes as a percentage of revenue decreased in 2014 due to a refund from the state of Texas for production taxes on natural gas properties of approximately $1 million relating to tax reimbursements.

Our 2013 production and ad valorem taxes increased approximately $3.6 million, or 39%, to $12.8 million from $9.3 million for 2012. The increase in production and ad valorem taxes was primarily the result of an increase in oil, NGL and gas sales over 2012. Production and ad valorem taxes were approximately 7.1% and 7.2% of oil, NGL and gas sales for the respective periods.

Exploration expense.    We recorded $3.8 million, $2.2 million and $4.6 million of exploration expense for 2014, 2013 and 2012, respectively. Exploration expense for 2014, 2013 and 2012 resulted primarily from lease expirations and 3-D seismic data in the Permian Basin.

General and administrative expenses.    Our general and administrative expenses (“G&A”) increased $5.6 million, or 21%, to $32.1 million ($6.36 per Boe) for 2014 from $26.5 million ($7.75 per Boe) for 2013. The increase in G&A in 2014 over 2013 was primarily due to an increase in staff and related salaries, benefits and share-based compensation. G&A per Boe decreased in 2014 over 2013 due to higher production as a result of our continued development in Project Pangea.

Our G&A increased $1.6 million, or 6%, to $26.5 million ($7.75 per Boe) for 2013 from $24.9 million ($8.62 per Boe) for 2012. The increase in G&A in 2013 over 2012 was primarily due to an increase in staff and related salaries and benefits. This was partially offset by lower share-based compensation and professional fees.

The following table summarizes G&A (in millions).

	Year Ended December 31,				Year Ended December 31,
	2014	2013	Change	% Change	2013	2012	Change	% Change
Salaries and benefits	$15.4	$13.2	$2.2	16.7%	$13.2	$10.5	$2.7	25.7%
Share-based compensation	8.2	5.9	2.3	39.0	5.9	7.5	(1.6)	(21.3)
Professional fees	1.8	1.7	0.1	5.9	1.7	2.1	(0.4)	(19.0)
Other	6.7	5.7	1.0	17.5	5.7	4.8	0.9	18.8

Total	$32.1	$26.5	$5.6	21.1%	$26.5	$24.9	$1.6	6.4%

Depletion, depreciation and amortization expense.    Our depletion, depreciation and amortization expense (“DD&A”) increased $29.8 million, or 39%, to $106.8 million for 2014, from $77 million for 2013. The increase in DD&A in 2014 over 2013 was primarily attributable to increases in production. Our DD&A per Boe decreased by $1.33, or 6%, to $21.15 per Boe for 2014, compared to $22.48 per Boe for 2013. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves. The increase in DD&A in 2014 over 2013 was primarily attributable to increases in production.

DD&A increased $16.6 million, or 27%, to $77 million for 2013, from $60.4 million for 2012. Our DD&A per Boe increased by $1.57, or 8%, to $22.48 per Boe for 2013, compared to $20.91 per Boe for 2012. The increase in DD&A and DD&A per Boe in 2013 over 2012 was primarily attributable to increases in production and oil and gas property carrying costs, relative to estimated proved developed reserves. The increase in oil and gas property carrying costs reflects our drilling and development project of the Wolfcamp shale oil resource play.

Interest expense, net.    The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands). Interest expense for 2014 below includes amortization of loan origination fees and deferred offering costs of $1.5 million. The increase in interest expense in 2014 over 2013 was primarily due to interest payable on the 7% Senior Notes due 2021 (the “Senior Notes”) that were issued in June 2013. Interest expense for 2013 below includes amortization of loan origination fees and deferred offering costs of $1 million from the issuance of the Senior Notes in 2013. The increase in interest expense in 2013 over 2012 was primarily due to higher interest expense from the issuance of Senior Notes in June 2013, partially offset by decreased borrowings under our revolving credit facility. We expect our interest expense to remain higher than the prior year period as a result of increased borrowings under our revolving credit facility.

	Year Ended December 31,
	2014	2013	2012
Interest expense	$21,651	$14,084	$4,737
Weighted average interest rate	6.9%	5.7%	3.2%
Weighted average debt balance	$315,575	$190,444	$108,296

Gain on sale of equity method investment.    In October 2013, Approach, together with our partner in Wildcat, completed the sale of all of the equity interests of Wildcat for a purchase price of $210 million. We recognized a pre-tax gain of $90.7 million related to this transaction, subject to normal post-closing adjustments. In 2014, we recognized post-closing adjustments of $0.2 million.

Income taxes.    Our effective income tax rate for 2014, 2013 and 2012 was 37.5%, 37% and 34.3%, respectively. The higher income tax rate in 2014, compared to 2013, was a result of a deferred tax asset reversal related to share-based compensation which increased our effective tax rate by 1.9%. The higher income tax rate in 2013, compared to 2012, was a result of an increase in state taxes.

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

Liquidity

We define liquidity as funds available under our amended and restated senior secured revolving credit facility (the “Credit Facility”) plus year-end net cash and cash equivalents. At December 31, 2014, we had $150 million in borrowings outstanding under the Credit Facility and $432,000 in cash and cash equivalents, compared to no borrowings and $106 million in long-term debt outstanding under the Credit Facility and $58.8 million and $0.8 million in cash and cash equivalents at December 31, 2013, and 2012, respectively. Our liquidity position at December 31, 2014, decreased due to an increase in borrowings on the Credit Facility. The lenders under the Credit Facility completed their semi-annual borrowing base redetermination, resulting in an increase in the borrowing base to $600 million from $450 million, effective November 4, 2014. We have elected to leave the aggregate lender commitments unchanged at $450 million. Additional information regarding the Credit Facility is included in Note 4. “Long-Term Debt.”

The following table summarizes our liquidity position at December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Credit Facility commitments	$450,000	$350,000	$280,000
Cash and cash equivalents	432	58,761	767
Long-term debt — Credit Facility	(150,000)	—	(106,000)
Undrawn letters of credit	(325)	(325)	(325)

Liquidity	$300,107	$408,436	$174,442

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. At December 31, 2014, we had a working capital deficit of $45.8 million, compared to a working capital surplus of $6 million and working capital deficit of $44.6 million at December 31, 2013 and 2012, respectively. The change in working capital during 2014 is primarily attributable to the decrease in cash to fund capital expended on our development project offset by changes in fair value of our commodity derivatives. The change in working capital during 2013 was primarily attributable to proceeds from Senior Notes offering, sale of our interest in the Wildcat oil pipeline and an increase in oil, NGL and gas sales, partially offset by increases in accounts payable and accrued liabilities to fund capital expended on our development project. The change in working capital during 2012 was primarily attributable to increases in accounts payable and accrued liabilities to fund capital expended on our development project. To the extent we operate or end 2015 with a working capital deficit, we expect such deficit to be more than offset by liquidity available under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Year Ended December 31,
	2014	2013	2012
Cash flows provided by operating activities	$180,206	$125,580	$90,585
Cash flows used in investing activities	(386,361)	(203,397)	(307,414)
Cash flows provided by financing activities	147,826	135,811	217,295

Net (decrease) increase in cash and cash equivalents	$(58,329)	$57,994	$466

For 2014, our primary sources of cash were from operating activities, financing activities and cash on hand. Approximately $180.2 million of cash from operations and $147.8 million of cash from financing activities were used to fund our development project in the Permian Basin. Cash flows used in investing activities were higher in 2014 compared to 2013, primarily due to an increase in capital expenditures of $94.1 million to fund the development of our Wolfcamp shale oil resource play. In 2013, we received proceeds from the sale of the Wildcat pipeline joint venture of $100.8 million, net of our contributions.

For 2013, our primary sources of cash were from operating activities, investing activities and financing activities. Approximately $125.6 million of cash from operations and $135.8 million of cash from financing activities were used to fund our development project in the Permian Basin. Cash flows used in investing activities were lower in 2013 compared to 2012, primarily due to proceeds from the sale of the Wildcat pipeline joint venture of $100.8 million, net of our contributions. In June, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021. We received net proceeds from the issuance of the Senior Notes of approximately $243 million and used a portion of the net proceeds from the offering to repay all outstanding borrowings under our revolving credit facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

For 2012, our primary sources of cash were from operating activities and financing activities. Approximately $90.6 million of cash from operations and $217.3 million of cash from financing activities were used to fund our development project in the Permian Basin. In September, we sold 5 million shares of common stock, and in October 2012, the underwriters exercised their option and purchased an additional 325,000 shares. After deducting underwriting discounts and estimated transaction costs of approximately $8 million, we received net proceeds of approximately $154.4 million. We used the proceeds of the offering to repay outstanding borrowings under the Credit Facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

Operating Activities

For 2014, our cash flows from operations and available cash were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities increased by $54.6 million, or 43%, to $180.2 million in 2014 from $125.6 million in 2013. The increase in cash flows from operating activities in 2014 versus 2013 was primarily due to an increase in oil, NGL and gas sales due to our development project in the Wolfcamp shale oil resource play and the timing of receipts and payments of working capital components, partially offset by an increase in total expenses.

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

Investing Activities

During the years ended December 31, 2014, 2013 and 2012, we invested $390.5 million, $296.4 million and $296.9 million, respectively, for capital expenditures on oil and natural gas properties. Cash flows used in investing activities was higher in 2014 compared to 2013 primarily due to an increase in cash used for drilling and development ($364 million), infrastructure projects, equipment and 3-D seismic data acquisition ($21.9 million), lease acquisitions and extensions ($4.6 million). Cash flows used in investing activities were lower in 2013 compared to 2012, primarily due to cash proceeds from the sale of our interest in the Wildcat oil pipeline of $100.8 million, net of our contributions, which offset cash used for drilling and development ($251.4 million), infrastructure projects, equipment and 3-D seismic data acquisition ($38.2 million) and lease acquisitions and extensions ($6.8 million).

The following table is a summary of capital expenditures related to our oil and gas properties (in thousands).

	Years Ended December 31,
	2014	2013	2012
Permian Basin	$364,046	$249,905	$240,357
Permian Basin acquisitions	—	1,500	—

Subtotal	364,046	251,405	240,357
East Texas Basin	—	—	—
Exploratory projects	—	—	—
Infrastructure projects, equipment and 3-D seismic	21,882	38,157	44,278
Lease acquisitions and extensions	4,578	6,847	12,292

Total	$390,506	$296,409	$296,927

Financing Activities

The following is a description of our financing activities. During 2014, 2013 and 2012 we completed the following capital markets activities:

•	In May 2014, we entered into an amended and restated credit agreement, which provides for the Credit Facility in the stated principal amount of $1 billion with an initial borrowing base of $450 million, an increase from $350 million at December 31, 2013. In November 2014, our lender group increased the borrowing base of our revolving credit facility to $600 million, while maintaining aggregate lender commitments at $450 million.

•	In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021. Interest on the Senior Notes is payable semi-annually on June 15 and December 15, beginning December 15, 2013. We received net proceeds from the issuance of the Senior Notes of approximately $243 million, and used a portion of the net proceeds from the offering to repay all outstanding borrowings under the Credit Facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

•	In September 2012, we completed a public offering of 5 million shares of our common stock at $30.50 per share, and in October 2012, the underwriters exercised their option and purchased an additional

325,000 shares. We received net proceeds of approximately $154.4 million, and used the proceeds to repay outstanding borrowings under our revolving credit facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

We borrowed $353.9 million under our revolving credit facility in 2014, compared to $129.9 million and $304.6 million in 2013 and 2012, respectively. We repaid a total of $203.9 million, $235.9 million and $242.4 million of amounts outstanding under our revolving credit facility for 2014, 2013 and 2012, respectively.

Revolving Credit Facility

We have the $1 billion Credit Facility with a borrowing base set at $600 million, and aggregate lender commitments of $450 million. The borrowing base is redetermined semi-annually in April and October based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

The maturity date under the Credit Facility is May 7, 2019. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 1.50% to 2.50%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base.

On December 30, 2014, we entered into a second amendment to the Credit Facility. The second amendment, among other things, modifies the negative covenant allowing optional redemption of Permitted Unsecured Notes.

We had outstanding borrowings of $150 million under the Credit Facility at December 31, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under the Credit Facility at December 31, 2014, was 1.8%. We also had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at December 31, 2014, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries.

Covenants

The Credit Facility contains two principal financial covenants:

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

The Credit Facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

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

To date we have experienced no disruptions in our ability to access the Credit Facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties. It is possible that we will be subject to a reduction in our borrowing base at our next scheduled redetermination in April 2015.

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021. Annual interest on the Senior Notes is $17.5 million, payable semi-annually on June 15 and December 15. We received net proceeds from the issuance of the Senior Notes of approximately $243 million, after deducting fees and expenses. We used a portion of the net proceeds from the offering to repay all outstanding borrowings under the Credit Facility. In 2014 we used the remaining net proceeds to fund our capital expenditures and for general working capital needs.

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

At December 31, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Contractual Obligations

As of December 31, 2014, our contractual obligations include long-term debt, daywork drilling contracts, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.

We periodically enter into contractual arrangements under which we are committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require us to make future minimum payments to the rig operators. We record drilling commitments in the periods in which well capital expenditures are incurred or rig services are provided. Our commitment under daywork drilling contracts was $7.3 million at December 31, 2014.

In April 2007, we signed a five-year lease for approximately 13,000 square feet of office space in Fort Worth, Texas. In August 2008, we expanded our office space under an amendment to the lease to approximately 18,000 square feet. In December 2010, we expanded our office space under an amendment to the lease to approximately 23,400 square feet. In August 2012, we further expanded our office space under a third amendment to the lease to approximately 27,000 square feet and extended the term of the lease to December 31, 2017. In October 2014, we extended the term of our lease to December 31, 2019 pursuant to the fourth amendment to the lease. The fourth amendment of the lease included further expansion of the office space of approximately 12,000 square feet, which is contingent on property improvements made by the lessor.

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

At December 31, 2014, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, was approximately $6.3 million at December 31, 2014. This estimate assumes the maximum potential bonus for 2015 is earned by each executive officer during 2015.

The following table summarizes these commitments as of December 31, 2014 (in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement(1)	$150,000	$—	$—	$150,000	$—
Senior Notes(2)	250,000	—	—	—	250,000
Daywork drilling contracts(3)	7,275	7,275	—	—	—
Operating lease obligations(4)	3,385	696	1,349	1,340	—
Asset retirement obligations(5)	9,571	—	—	—	9,571
Employment agreements with executive officers	6,300	6,300	—	—	—

Total	$426,531	$14,271	$1,349	$151,340	$259,571

(1)	Credit agreement matures on May 7, 2019.
(2)	7% Senior Notes due 2021.
(3)	At December 31, 2014, one drilling rig was contracted through March 31, 2015, and one drilling rig was contracted through September 30, 2015.
(4)	Operating lease obligations are for office space and equipment.
(5)	See Note 1 to our consolidated financial statements for a discussion of our asset retirement obligations.

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

Proved Reserves

For the year ended December 31, 2014, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of 100% of our reported proved reserves, in accordance with rules and guidelines established by the SEC.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depletion, depreciation and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2014, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2014, for oil, NGLs and gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGL and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGL and gas reserves. A hypothetical 10% decline in our December 31, 2014, estimated proved reserves would have increased our depletion expense by approximately $3.1 million for the year ended December 31, 2014.

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

We enter into financial swaps, collars and three-way collars to mitigate portions of the risk of market price fluctuations related to future oil and gas production. A three-way collar consists of a short put option contract

(the lower price), a long put option contract (the middle price) and a short call option contract (the higher price). This type of instrument provides a higher ceiling price as compared to a two-way collar and limits downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price. All derivative instruments are recorded as derivative assets and liabilities at fair value in the balance sheet, and the changes in derivative’s fair value are recognized as current income or expense in the consolidated statement of operations.

We use derivative instruments to reduce our exposure to fluctuations in commodity prices related to our oil and gas production. Accordingly, we record realized gains and losses under those instruments in other revenues on our consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, we recognized an unrealized gain of $42.1 million, an unrealized loss of $4.6 million and an unrealized gain of $3.9 million from the change in the fair value of commodity derivatives, respectively. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $11 million decrease in the December 31, 2014, fair value recorded on our balance sheet and a corresponding increase to the loss on commodity derivatives in our statement of operations.

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

Provision for Income Taxes

We estimate our provision for income taxes using historical tax basis information from prior years’ income tax returns, along with the estimated changes to such bases from current-period activity and enacted tax rates. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in our consolidated statements of operations. Additionally, we compare liabilities to actual settlements of such assets or liabilities during the current period to identify considerations that might affect the current period’s estimate.

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

Equity Method Investments

For investments in which we have the ability to exercise significant influence but do not have control, we follow the equity method of accounting. In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2013, we completed the sale of the joint venture. As of December 31, 2014 we have no investments accounted for under the equity method. See Note 2 to our consolidated financial statements in this report for additional information regarding our equity method investment.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 or 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment. It may also increase the cost of labor or supplies.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2014, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Proved Reserves

Estimates of proved oil and gas reserves directly impact financial accounting estimates including depletion, depreciation and amortization expense, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2014, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2014, for oil, NGLs and natural gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGL and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGL and natural gas reserves. A hypothetical 10% decline in our December 31, 2014, estimated proved reserves would have increased our depletion expense by approximately $3.1 million for the year ended December 31, 2014.

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

The table below summarizes our commodity derivatives positions outstanding at December 31, 2014.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2015 — March 2015	Collar	1,500 Bbls/d	$85.00/Bbl – $95.30/Bbl
January 2015 — December 2015	Collar	1,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
January 2015 — December 2015	Collar	1,000 Bbls/d	$90.00/Bbl – $102.50/Bbl
January 2015 — December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl – $84.00/Bbl – $94.00/Bbl
January 2015 — December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl – $84.00/Bbl – $95.00/Bbl

Natural Gas
January 2015 — June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu – $4.74/MMBtu
January 2015 — December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 — December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu – $4.25/MMBtu

At December 31, 2014, the fair value of our open derivative contracts was an asset of approximately $40 million. At December 31, 2013, the fair value of our open derivative contracts was a liability of approximately $2.2 million.

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

For the years ended December 31, 2014, 2013 and 2012, we recognized an unrealized gain of $42.1 million, an unrealized loss of $4.6 million and an unrealized gain of $3.9 million, respectively. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $11 million decrease in the December 31, 2014, fair value recorded on our balance sheet and a corresponding increase to the loss on commodity derivatives in our statement of operations.

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2014, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At December 31, 2014, we had no Level 3 measurements.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental data are included in this report beginning on page F-1.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2014. Hein & Associates LLP (“Hein”), our independent registered public accounting firm, also attested to, and reported on, our internal control over financial reporting. Management’s report and Hein’s attestation report are referenced on page F-1 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm —Internal Control over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 of this report will be contained under the captions “Election of Directors — Directors,” “Executive Officers” and “Corporate Governance” to be provided in our proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC on or before April 30, 2015, which are incorporated herein by reference. Additional information regarding our corporate governance guidelines as well as the complete texts of our Code of Conduct and the charters of our Audit Committee and our Compensation and Nominating Committee may be found on our website at www.approachresources.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report will be contained under the caption “Executive Compensation” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC on or before April 30, 2015, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report will be contained under the caption “Stock Ownership Matters” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC on or before April 30, 2015, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of this report will be contained under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance–Board Independence” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC on or before April 30, 2015, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this report will be contained under the caption “Independent Registered Public Accountants” in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the SEC on or before April 30, 2015, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1) and (2) Financial Statements.

See “Index to Consolidated Financial Statements” on page F-1.

All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3) Exhibits.

See “Index to Exhibits” on page 71 for a description of the exhibits filed as part of this report.

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

“Recompletion” or to “recomplete” a well	The addition of production from another interval or formation in an existing wellbore.

Reserve life	This index is calculated by dividing year-end 2014 estimated proved reserves by 2014 production of 5 MMBoe to estimate the number of years of remaining production.

Reservoir	A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Spacing	The distance between wells producing from the same reservoir. Spacing is expressed in terms of acres (e.g., 40-acre spacing) and is established by regulatory agencies.

Standardized measure	The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the period end date) without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depletion, depreciation and amortization and discounted using an annual discount rate of 10%. Standardized measure does not give effect to derivative transactions.

Tight gas sands	A sandstone formation with low permeability that produces natural gas with low flow rates for long periods of time.

Unconventional resources or reserves	Natural gas or oil resources or reserves from (i) low-permeability sandstone and shale formations and (ii) coalbed methane.

Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or gas regardless of whether such acreage contains proved reserves.

Undeveloped oil and gas reserves	Has the meaning given to such term in Rule 4-10(a)(31) of Regulation S-X, which defines proved undeveloped reserves as follows:

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
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2015.

Signature	Title

/s/ J. Ross Craft	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)
J. Ross Craft

/s/ Sergei Krylov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Sergei Krylov

/s/ Uma L. Datla	Chief Accounting Officer (Principal Accounting Officer)
Uma L. Datla

/s/ Vean J. Gregg III	Lead Independent Director and Director
Vean J. Gregg III

/s/ Alan D. Bell	Director
Alan D. Bell

/s/ James H. Brandi	Director
James H. Brandi

/s/ James C. Crain	Director
James C. Crain

/s/ Bryan H. Lawrence	Director
Bryan H. Lawrence

/s/ Sheldon B. Lubar	Director
Sheldon B. Lubar

/s/ Christopher J. Whyte	Director
Christopher J. Whyte

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework in 2013. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

By:	/s/ J. Ross Craft	By:	/s/ Sergei Krylov
	J. Ross Craft		Sergei Krylov
	Chairman of the Board, Chief Executive Officer and President		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited Approach Resources, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Approach Resources, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited the accompanying consolidated balance sheets of Approach Resources Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Approach Resources Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ HEIN & ASSOCIATES LLP
Dallas, Texas
February 26, 2015

Approach Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$432	$58,761
Restricted cash	—	7,350
Accounts receivable:
Joint interest owners	132	158
Oil, NGL and gas sales	19,635	22,871
Unrealized gain on commodity derivatives	39,951	—
Prepaid expenses and other current assets	929	592
Deferred income taxes — current	—	681

Total current assets	61,079	90,413
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,708,278	1,320,195
Furniture, fixtures and equipment	5,561	2,537

Total oil and gas properties and equipment	1,713,839	1,322,732
Less accumulated depletion, depreciation and amortization	(382,180)	(275,702)

Net oil and gas properties and equipment	1,331,659	1,047,030
Other assets	8,689	8,041

Total assets	$1,401,427	$1,145,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,336	$38,575
Oil, NGL and gas sales payable	8,536	6,101
Deferred income taxes — current	14,242	—
Accrued liabilities	50,738	37,918
Unrealized loss on commodity derivatives	—	1,847

Total current liabilities	106,852	84,441
NON-CURRENT LIABILITIES:
Senior secured credit facility	150,000	—
Senior notes	250,000	250,000
Deferred income taxes	110,677	91,883
Unrealized loss on commodity derivatives	—	315
Asset retirement obligations	9,571	8,350

Total liabilities	627,100	434,989
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 39,814,199 and 39,047,699 issued and outstanding, respectively	399	390
Additional paid-in capital	572,888	565,237
Retained earnings	201,040	144,868

Total stockholders’ equity	774,327	710,495

Total liabilities and stockholders’ equity	$1,401,427	$1,145,484

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Years Ended December 31,
	2014	2013	2012
REVENUES:
Oil, NGL and gas sales	$258,529	$181,302	$128,892
EXPENSES:
Lease operating	32,701	19,152	19,002
Production and ad valorem taxes	15,934	12,840	9,255
Exploration	3,831	2,238	4,550
General and administrative	32,104	26,524	24,903
Depletion, depreciation and amortization	106,802	76,956	60,381

Total expenses	191,372	137,710	118,091

OPERATING INCOME	67,157	43,592	10,801
OTHER:
Interest expense, net	(21,651)	(14,084)	(4,737)
Equity in (losses) earnings of investee	(181)	156	(108)
Gain on sale of equity method investment	—	90,743	—
Realized gain (loss) on commodity derivatives	2,359	(1,048)	(108)
Unrealized gain (loss) on commodity derivatives	42,113	(4,596)	3,874
Other income	67	—	—

INCOME BEFORE INCOME TAX PROVISION	89,864	114,763	9,722
INCOME TAX PROVISION:
Current	(25)	429	—
Deferred	33,717	42,078	3,338

NET INCOME	$56,172	$72,256	$6,384

EARNINGS PER SHARE:
Basic	$1.43	$1.85	$0.18

Diluted	$1.42	$1.85	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	39,407,733	38,997,815	34,965,182
Diluted	39,419,865	39,019,149	35,030,323

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2013 and 2014

(In thousands, except shares and per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Total
BALANCES, January 1, 2012	33,093,594	$331	$400,890	$66,228	$467,449
Issuance of common stock upon exercise of options	216,822	2	796	—	798
Issuance of common stock, net of issuance costs	5,325,000	53	154,364	—	154,417
Issuance of common shares to directors for compensation	16,935	—	535	—	535
Restricted stock issuance, net of cancellations	293,382	2	(2)	—	—
Share-based compensation expense	—	—	6,930	—	6,930
Surrender of restricted shares for payment of income taxes	(116,365)	—	(3,045)	—	(3,045)
Net income	—	—	—	6,384	6,384

BALANCES, December 31, 2012	38,829,368	$388	$560,468	$72,612	$633,468

Issuance of common stock upon exercise of options	3,750	—	58	—	58
Issuance of common shares to directors for compensation	24,317	—	630	—	630
Restricted stock issuance, net of cancellations	245,262	2	(2)	—	—
Share-based compensation expense	—	—	5,271	—	5,271
Surrender of restricted shares for payment of income taxes	(54,998)	—	(1,188)	—	(1,188)
Net income	—	—	—	72,256	72,256

BALANCES, December 31, 2013	39,047,699	$390	$565,237	$144,868	$710,495

Issuance of common shares to directors for compensation	40,898	1	748	—	749
Restricted stock issuance, net of cancellations	782,708	8	(8)	—	—
Share-based compensation expense	—	—	7,498	—	7,498
Surrender of restricted shares for payment of income taxes	(57,106)	—	(587)	—	(587)
Net income	—	—	—	56,172	56,172

BALANCES, December 31, 2014	39,814,199	$399	$572,888	$201,040	$774,327

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares and per-share amounts)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$56,172	$72,256	$6,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	106,802	76,956	60,381
Amortization of loan origination fees	1,546	1,048	—
Unrealized (gain) loss on commodity derivatives	(42,113)	4,596	(3,874)
Gain on sale of equity method investment	—	(90,743)	—
Exploration expense	3,831	2,238	4,550
Share-based compensation expense	8,247	5,901	7,465
Deferred income taxes	33,717	42,078	3,338
Equity in losses (earnings) of investee	181	(156)	108
Other non-cash items	(179)	—	—
Changes in operating assets and liabilities:
Accounts receivable	3,262	(10,239)	(2,550)
Prepaid expenses and other current assets	(179)	(45)	296
Accounts payable	(5,826)	12,471	9,271
Oil, NGL and gas sales payable	2,435	1,141	212
Accrued liabilities	12,310	8,078	5,004

Cash provided by operating activities	180,206	125,580	90,585
INVESTING ACTIVITIES:
Additions to oil and gas properties	(390,506)	(296,409)	(296,927)
Proceeds from sale of equity method investment, net of contributions	(181)	100,791	(10,000)
Change in restricted cash	7,350	(7,350)	—
Additions to furniture, fixtures and equipment, net	(3,024)	(429)	(487)

Cash used in investing activities	(386,361)	(203,397)	(307,414)
FINANCING ACTIVITIES:
Borrowings under credit facility	353,921	129,950	304,600
Repayment of amounts outstanding under credit facility	(203,921)	(235,950)	(242,400)
Proceeds from issuance of senior notes	—	242,824	—
Proceeds from issuance of common stock, net offering costs	—	—	154,417
Proceeds from issuance of common stock upon exercise of stock options	—	58	798
Loan origination fees	(2,174)	(1,071)	(120)

Cash provided by financing activities	147,826	135,811	217,295

CHANGE IN CASH AND CASH EQUIVALENTS	(58,329)	57,994	466
CASH AND CASH EQUIVALENTS, beginning of year	58,761	767	301

CASH AND CASH EQUIVALENTS, end of year	$432	$58,761	$767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$404	$—	$—

Cash paid for interest	20,232	12,392	4,192

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Acquisition of oil and gas properties	$510	$132	$—

Asset retirement obligations capitalized	$898	$584	$409

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

Restricted Cash

The restricted cash on our balance sheet for the year ended December 31, 2013 consisted of $7.4 million in proceeds from the sale of our equity method investment that were restricted pursuant to an escrow agreement. The escrow agreement terminated on June 1, 2014, and the cash held in escrow was subsequently released.

Oil and Gas Properties

Capitalized Costs.    Our oil and gas properties comprised the following (in thousands):

	December 31,
	2014	2013
Mineral interests in properties:
Unproved leasehold costs	$46,240	$47,096
Proved leasehold costs	42,409	40,620
Wells and related equipment and facilities	1,600,703	1,195,556
Support equipment	8,518	10,773
Uncompleted wells, equipment and facilities	10,408	26,150

Total costs	1,708,278	1,320,195
Less accumulated depreciation, depletion and amortization	(379,892)	(273,915)

Net capitalized costs	$1,328,386	$1,046,280

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to exploration expense. There were no exploratory wells capitalized, pending determination of whether the wells have proved reserves, at December 31, 2014 or 2013. Geological and geophysical costs, including seismic studies are charged to exploration expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use and while these expenditures are excluded from our depletable base. Through December 31, 2014, we have capitalized no interest costs because our individual wells and infrastructure projects are generally developed in less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“Boe”), and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment was $106.2 million, $76.5 million and $60 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are periodically evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, as events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Estimating future net cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. We noted no impairment of our proved properties based on our analysis for the years ended December 31, 2014, 2013 and 2012.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $588,000, $502,000 and $333,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Equity Method Investment

For investments in which we have the ability to exercise significant influence but do not have control, we follow the equity method of accounting. In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2013, we completed the sale of the joint venture. As of December 31, 2014, we have no investments that are accounted for under the equity method. See Note 2 for equity method investment disclosures.

Other Assets

Other assets consist of deferred costs associated with the issuance of the $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”) and the amended and restated senior secured revolving credit facility (the “Credit Facility”). These costs are amortized over the life of the Senior Notes and the life of the Credit Facility on a straight-line basis, which approximates the amortization that would be calculated using an effective interest rate method.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, as of December 31, 2014 and 2013. See Note 7 for commodity derivative and Senior Notes fair value disclosures.

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

Based on our analysis, we did not have any uncertain tax positions as of December 31, 2014 or 2013. The Company’s income tax returns are subject to examination by the relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2011 and forward, Texas income and margin tax returns for tax years

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2011 and forward, New Mexico income tax returns for years 2011 and forward, and Kentucky income tax returns for the years 2011 and forward. There are currently no income tax examinations underway for these jurisdictions.

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

Accrued Liabilities

The following is a summary of our accrued liabilities at December 31, 2014 and 2013 (in thousands):

	2014	2013
Capital expenditures accrual	$43,870	$30,606
Operating expenses and other	6,868	7,312

Total	$50,738	$37,918

Asset Retirement Obligations

Our asset retirement obligations relate to future plugging and abandonment expenses on oil and gas properties. Based on the expected timing of payments, the full asset retirement obligation is classified as non-current. There were no significant changes to the asset retirement obligations for the years ended December 31, 2014, 2013 and 2012.

Share-Based Compensation

We measure and record compensation expense for all share-based payment awards to employees and outside directors based on estimated grant date fair values. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in general and administrative expense on our consolidated statements of operations.

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

	For the Years Ended December 31,
	2014	2013	2012
Income (numerator):
Net income — basic	$56,172	$72,256	$6,384

Weighted average shares (denominator):
Weighted average shares — basic	39,407,733	38,997,815	34,965,182
Dilution effect of share-based compensation, treasury method	12,132	21,334	65,141

Weighted average shares — diluted	39,419,865	39,019,149	35,030,323

Earnings per share:
Basic	$1.43	$1.85	$0.18

Diluted	$1.42	$1.85	$0.18

Oil and Gas Operations

Revenue and Accounts Receivable.    We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.

Accounts receivable, joint interest owners, consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil, NGL and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2014 or 2013. As of December 31, 2014, accounts receivable related to oil, NGL and gas sales includes $4.8 million from realized gains on commodity derivatives.

Oil, NGL and Gas Sales Payable.    Oil, NGL and gas sales payable represents amounts collected from purchasers for oil, NGL and gas sales which are either revenues due to other revenue interest owners or severance taxes due to the respective state or local tax authorities. Generally, we are required to remit amounts due under these liabilities within 60 days of the end of the month in which the related production occurred.

Production Costs.    Production costs, including compressor rental and repair, pumpers’ and supervisors’ salaries, saltwater disposal, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expense on our consolidated statements of operations.

Exploration expenses.    Exploration expenses include delay rentals, geological and geophysical costs and dry hole costs.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dependence on Major Customers.    For the year ended December 31, 2014, sales to DCP Midstream, LP (“DCP”) and JP Energy Development, LP (“JP Energy”) accounted for approximately 30% and 69%, respectively, of our total sales. In addition, substantially all of our accounts receivable related to oil and gas sales were due from JP Energy and DCP at December 31, 2014. As of December 31, 2014, we had dedicated all of our oil production from northern Project Pangea and Pangea West through 2022 to JP Energy. In addition, as of December 31, 2014, we had contracted to sell all of our NGLs and natural gas production from Project Pangea to DCP through January 2023. For the year ended December 31, 2013, sales to Wildcat Permian Services, LLC, DCP and JP Energy Permian, LLC accounted for approximately 30%, 27% and 23%, respectively, of our total sales. For the year ended December 31, 2012, we sold substantially all of our oil and gas produced to seven purchasers. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that all of our purchasers are credit worthy.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil, NGLs and natural gas.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the updated standard, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. This update is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. This accounting standards update is effective for annual reporting periods beginning on or after December 15, 2014, and will be applied prospectively. Adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either full or retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early application not permitted. The Company has not determined which transition method it will use and is continuing to evaluate our existing revenue recognition policies to determine whether any contracts will be affected by the new requirements.

2.	Equity Method Investment

In September 2012, we entered into a joint venture to build an oil pipeline in Crockett and Reagan Counties, Texas, which is used to transport our oil to market. In October 2012, we made an initial contribution of $10 million to the joint venture for pipeline and facilities construction. In 2013, we contributed $8.3 million to

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the equity joint venture for pipeline and facilities construction prior to its sale in October 2013. Our contributions were recorded at cost and were included in noncurrent assets, “Equity method investment,” on our consolidated balance sheets and in investing activities, “Contribution to equity method investment,” on our consolidated statements of cash flows. Our share of the investee earnings was recorded on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. In October 2013, we completed the sale of the joint venture, and net proceeds to Approach at closing totaled approximately $109.1 million, after deducting our share of transactional costs paid at closing. We recognized a pre-tax gain of $90.7 million related to this transaction, subject to normal post-closing adjustments, in 2013. Of the $109.1 million in proceeds, $7.4 million was restricted pursuant to an escrow agreement and recorded as restricted cash at December 31, 2013. The escrow agreement terminated on June 1, 2014, and the cash held in escrow was subsequently released. We incurred $0.2 million in post-closing working capital adjustments during the year ended December 31, 2014.

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

4.	Long-Term Debt

The following table provides a summary of our long-term debt at December 31, 2014, and December 31, 2013 (in thousands).

	December 31,	December 31,
	2014	2013
Senior secured credit facility	$150,000	$—
Senior Notes	250,000	250,000

Total long-term debt	$400,000	$250,000

Revolving Credit Facility

The Credit Facility has a maturity date of May 7, 2019. At December 31, 2014, our borrowing base was $600 million, with aggregate lender commitments of $450 million and maximum commitments from the lenders of $1 billion. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

Borrowings under the Credit Facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 1.50% to 2.50%. In addition, we pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

On December 30, 2014, we entered into a second amendment to the Credit Facility. The second amendment, among other things, modifies the negative covenant allowing optional redemption of Permitted Unsecured Notes.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We had $150 million of outstanding borrowings under the Credit Facility at December 31, 2014, compared to no outstanding borrowings at December 31, 2013. The weighted average interest rate applicable to borrowings under the Credit Facility at December 31, 2014, was 1.8%. We also had outstanding unused letters of credit under our Credit Facility totaling $0.3 million at December 31, 2014 and 2013, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries.

Covenants

The Credit Facility contains two principal financial covenants:

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

The Credit Facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021. Annual interest on the Senior Notes of $17.5 million is payable semi-annually on June 15 and December 15. We received net proceeds from the issuance of the Senior Notes of approximately $243 million, after deducting fees and expenses. We used a portion of the net proceeds from the offering to repay all outstanding borrowings under the Credit Facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

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

On December 15, 2014, we made a semi-annual interest payment of $8.8 million.

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

At December 31, 2014, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

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

Share-based compensation expense amounted to $8.2 million, $5.9 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts represent the estimated fair value of stock awards for which the requisite service period elapsed during those periods. Included in share-based compensation expense in 2014 and 2013 is a benefit of $1.1 million and $1 million, respectively, for forfeited stock awards related to the retirement of two of our executive officers. Share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, included $749,000, $630,000 and $535,000, respectively, related to grants to nonemployee directors.

Stock Options

There were no stock option grants during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, all stock options are fully vested.

The following table summarizes stock options outstanding and activity as of and for the years ended December 31, 2014, 2013 and 2012, (dollars in thousands):

	Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	260,097	$5.13	1.94	$6,315
Granted	—	—
Exercised	(216,822)	3.68
Canceled	—	—

Outstanding at December 31, 2012	43,275	$12.38	4.88	$547

Granted	—	—
Exercised	(3,750)	15.42
Canceled	—	—

Outstanding at December 31, 2013	39,525	$12.09	3.84	$285

Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2014	39,525	$12.09	2.86	$—

Exercisable (fully vested) at December 31, 2014	39,525	$12.09	2.86	$—

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

There were no options exercised during the year ended December 31, 2014. The intrinsic value of the options exercised during the years ended December 31, 2013 and 2012 was $35,000 and $7 million, respectively. There was no tax benefit recognized related to the stock option exercises in the years ended December 31, 2013 and 2012.

Nonvested Shares

Share grants totaling 992,919 shares, 377,379 shares and 316,279 shares with an approximate aggregate fair market value of $14.4 million, $8.6 million and $10.4 million at the time of grant were granted to employees during the years ended December 31, 2014, 2013 and 2012, respectively. Included in the share grants for 2014, 2013 and 2012, are 245,157 shares, 183,672 shares and 129,890 shares, respectively, awarded to our executive officers. The aggregate fair market value of these shares on the grant date was $4.5 million, $4.4 million and $4.8 million, respectively, to be expensed over a remaining service period of approximately three years, subject to certain performance restrictions.

A summary of the status of nonvested shares for the years ended December 31, 2014, 2013 and 2012, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	790,122	15.06
Granted	316,279	32.94
Vested	(333,957)	14.57
Canceled	(19,365)	23.74

Nonvested at December 31, 2012	753,079	22.35
Granted	377,379	22.77
Vested	(299,110)	18.79
Canceled	(132,117)	24.47

Nonvested at December 31, 2013	699,231	23.70
Granted	992,919	14.48
Vested	(400,429)	20.18
Canceled	(169,311)	25.57

Nonvested at December 31, 2014	1,122,410	$16.52

As of December 31, 2014, unrecognized compensation expense related to the nonvested shares amounted to $11.6 million, which will be recognized over a remaining service period of two years.

Subsequent Restricted Share Award

Subsequent to December 31, 2014, 724,249 restricted shares were awarded to our executive officers, of which 482,833 shares are subject to certain performance conditions and 241,416 shares are subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR. The aggregate fair market value of the shares subject to performance conditions on the grant date was $3.4 million, to be expensed over a remaining service period of approximately three years.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Employee Benefit Plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 3% of eligible compensation and 50% on the next 2% of eligible compensation. The Company made contributions to the plan of approximately $310,000, $279,000 and $179,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

6.	Income Taxes

Our provision for income taxes comprised the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(25)	$429	$—
State	—	—	—

Total current provision for income taxes	$(25)	$429	$—

Deferred:
Federal	$32,754	$41,175	$3,359
State	963	903	(21)

Total deferred provision for income taxes	$33,717	$42,078	$3,338

Total income tax expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income (in thousands):

	Years Ended December 31,
	2014	2013	2012
Statutory tax at 35%	$31,452	$40,167	$3,306
State taxes, net of federal impact	989	709	(21)
Share-based compensation tax shortfall	1,670	—	—
Permanent differences	37	34	53
Other differences	(456)	1,597	—

Total	$33,692	$42,507	$3,338

In 2014, the Company recorded a tax shortfall related to share-based compensation of $1.7 million. This shortfall is for grants in which the realized tax deduction was less than the expense booked for these grants due to a decline in share price from the time of grant. Although we had excess tax benefits related to share-based compensation in prior years, this benefit was not recorded as the excess tax benefits were not realized due to our net operating loss carryforwards.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax basis of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $110.7 million and $91.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $14.2 million of deferred taxes expected to be realized within one year were included in current liabilities. At December 31, 2013, $0.7 million of deferred taxes expected to be realized within one year were included in current assets.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Significant components of net deferred tax assets and liabilities are (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Current portion of unrealized loss on commodity derivatives	$—	$681
Net operating loss carryforwards	46,730	26,674
Unrealized loss on commodity derivatives	—	113
Other	1,305	295

Total deferred tax assets	48,035	27,763
Deferred tax liabilities:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(158,647)	(118,965)
Unrealized gain on commodity derivatives	(14,307)	—

Total deferred tax liabilities	(172,954)	(118,965)

Net deferred tax liability	$(124,919)	$(91,202)

Net operating loss carryforwards for tax purposes have the following expiration dates (in thousands):

Expiration Dates	Amounts	Stock Adjustments	Total
2030	$4,083	$750	$4,833
2031	18,642	1,012	19,654
2032	51,931	2,724	54,655
2033	524	741	1,265
2034	54,939	—	54,939

Total	$130,119	$5,227	$135,346

As of December 31, 2014, we had net operating loss carryforwards of approximately $135.3 million, of which approximately $5.2 million was generated from the benefit of stock options. When these benefits are realized, they will be credited to additional paid-in capital.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Derivatives

At December 31, 2014, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2015 — March 2015	Collar	1,500 Bbls/d	$85.00/Bbl – $95.30/Bbl
January 2015 — December 2015	Collar	1,600 Bbls/d	$84.00/Bbl – $91.00/Bbl
January 2015 — December 2015	Collar	1,000 Bbls/d	$90.00/Bbl – $102.50/Bbl
January 2015 — December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl – $84.00/Bbl – $94.00/Bbl
January 2015 — December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl – $84.00/Bbl – $95.00/Bbl
Natural Gas
January 2015 — June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu – $4.74/MMBtu
January 2015 — December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
January 2015 — December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu – $4.25/MMBtu

The following summarizes the fair value of our open commodity derivatives as of December 31, 2014 and 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$39,951	$9,108	Unrealized loss on commodity derivatives	$—	$11,270

The following summarizes the change in the fair value of our commodity derivatives (in thousands):

	Income Statement Location
		Year Ended December 31,
		2014	2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain (loss) on commodity derivatives	$42,113	$(4,596)	$3,874
	Realized gain (loss) on commodity derivatives	2,359	(1,048)	(108)

		$44,472	$(5,644)	$3,766

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2014, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2014, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At December 31, 2014, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	December 31, 2014
	Carrying Amount	Fair Value
Senior Notes	$250,000	$175,300

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8.	Commitments and Contingencies

We periodically enter into contractual arrangements under which we are committed to expend funds to drill wells in the future, including agreements to secure drilling rig services, which require us to make future minimum payments to the rig operators. We record drilling commitments in the periods in which well capital expenditures are incurred or rig services are provided. Our commitment under daywork drilling contracts was $7.3 million at December 31, 2014.

At December 31, 2014, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, was approximately $6.3 million at December 31, 2014. This estimate assumes the maximum potential bonus for 2015 is earned by each executive officer during 2015.

We lease our office space in Fort Worth, Texas, under a non-cancelable agreement that expires on December 31, 2019. We also have non-cancelable operating lease commitments related to office equipment that expire by 2019. The following is a schedule by years of future minimum rental payments required under our operating lease arrangements as of December 31, 2014 (in thousands):

2015	$695
2016	678
2017	671
2018	673
2019	668

Total	$3,385

Rent expense under our lease arrangements amounted to $717,000, $734,000 and $716,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Property acquisition costs:
Unproved properties	$4,578	$5,857	$2,335
Proved properties	—	1,000	5,407
Exploration costs	3,831	2,238	4,550
Development costs(1)	382,995	287,898	285,039

Total costs incurred	$391,404	$296,993	$297,331

(1)	For the years ended December 31, 2014, 2013 and 2012, development costs include $898,000, $584,000 and $409,000 in non-cash asset retirement obligations, respectively.

Set forth below is certain information regarding the results of operations for oil and gas producing activities (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$258,529	$181,302	$128,892
Production costs	(48,635)	(31,992)	(28,257)
Exploration expense	(3,831)	(2,238)	(4,550)
Depletion	(106,802)	(76,956)	(60,381)
Income tax expense	(35,387)	(24,996)	(12,139)

Results of operations	$63,874	$45,120	$23,565

10.	Disclosures About Oil and Gas Producing Activities (unaudited)

Proved Reserves

All of our estimated oil and natural gas reserves are attributable to properties within the United States, primarily in the Permian Basin in West Texas. The estimates of proved reserves and related valuations for the years ended December 31, 2014, 2013 and 2012, were prepared by DeGolyer and MacNaughton, independent petroleum engineers. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current rules and guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the prices used in the reserve estimates for 2014, 2013 and 2012. Commodity prices used for the reserve estimates, adjusted for basis differentials, grade and quality, are as follows:

	2014	2013	2012
Oil (per Bbl)	$94.56	$97.28	$90.21
Natural gas liquids (per Bbl)	$31.50	$30.16	$37.88
Gas (per Mcf)	$4.55	$3.66	$2.62

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

The following table provides a summary of the changes of the total proved reserves for the years ended December 31, 2014, 2013 and 2012, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — December 31, 2011	18,051	29,123	178,807	76,975
Extensions and discoveries	21,993	8,639	49,372	38,861
Production	(969)	(904)	(6,089)	(2,888)
Revisions to previous estimates	(1,823)	(7,758)	(47,330)	(17,469)

Balance — December 31, 2012	37,252	29,100	174,760	95,479
Extensions and discoveries	14,252	6,531	38,993	27,282
Purchases of minerals in place	62	14	197	109
Production(1)	(1,444)	(951)	(6,737)	(3,517)
Revisions to previous estimates	(4,055)	(2,102)	8,789	(4,692)

Balance — December 31, 2013	46,067	32,593	216,002	114,661
Extensions and discoveries	19,347	10,658	79,454	43,247
Production(1)	(2,024)	(1,461)	(10,773)	(5,281)
Revisions to previous estimates	(8,052)	(883)	15,337	(6,379)

Balance — December 31, 2014	55,338	40,907	300,020	146,248

(1)	Production includes 560 MMcf and 1,390 MMcf related to field fuel in 2013 and 2014, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Developed Reserves:
January 1, 2012	5,542	13,945	84,743	33,611
December 31, 2012	8,816	11,761	73,178	32,774
January 1, 2013	8,816	11,761	73,178	32,774
December 31, 2013	13,646	14,919	99,742	45,189
January 1, 2013	13,646	14,919	99,742	45,189
December 31, 2014	17,978	19,082	138,961	60,220

Proved Undeveloped Reserves:
January 1, 2012	12,509	15,178	94,064	43,365
December 31, 2012	28,436	17,339	101,582	62,705
January 1, 2013	28,436	17,339	101,582	62,705
December 31, 2013	32,421	17,674	116,260	69,472
January 1, 2014	32,421	17,674	116,260	69,472
December 31, 2014	37,360	21,825	161,059	86,028

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2014, 2013 and 2012:

Year Ended December 31, 2014

Extensions and discoveries for 2014 were 43.2 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2014, we recorded downward revisions totaling 6.4 MMBoe, including the reclassification of 9.3 MMBoe of proved undeveloped reserves to probable undeveloped. The reserves reclassified from proved undeveloped to probable undeveloped included 5.8 MMBoe attributable to vertical Canyon locations in Project Pangea that we do not plan to drill within five years from their initial booking, and 3.5 MMBoe attributable to horizontal Wolfcamp locations that are no longer included in our proved development plan. Revisions also included 6.3 MMBoe of positive net revisions attributable to updated well performance and 0.7 MMBoe of positive revisions due to pricing, offset by 4.1 MMBoe of negative revisions resulting from updated technical parameters and costs. We produced 5.3 MMBoe during 2014. This production included 1,390 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

Year Ended December 31, 2013

Extensions and discoveries for 2013 were 27.3 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. We produced 3.5 MMBoe during 2013. This production included 560 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lifts) before the gas was delivered to a sales point. During 2013, we recorded downward revisions totaling 4.7 MMBoe. Revisions included the reclassification of 7.8 MMBoe of proved undeveloped reserves to probable undeveloped, partially offset by 3.1 MMBoe of positive revisions attributable to gas that will be produced and utilized as field fuel. The reserves reclassified from proved undeveloped to probable undeveloped were attributable to vertical Canyon locations in Project Pangea. Due to our horizontal Wolfcamp development project, including pad drilling, postponement of these deeper locations beyond five years from initial booking was necessary to integrate their development with the shallower Clearfork and Wolfcamp target zones.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2012

Extensions and discoveries of 38.9 MMBoe for 2012 were primarily attributable to ongoing development of Project Pangea in the Wolfcamp oil shale resource play in the Permian Basin. We produced 2.9 MMBoe during 2012, 99.4% of which is attributable to our assets in the Permian Basin. We recorded downward revisions of 17.5 MMBoe to the December 31, 2011, estimates of our proved reserves at year-end 2012. Downward revisions of 17.5 MMBoe include 8.9 MMBoe of deeper, Canyon reserves in southeast Project Pangea that we reclassified to probable undeveloped. Due to our horizontal Wolfcamp development project, including pad drilling, postponement of these deeper Canyon locations beyond five years from initial booking was necessary in order to integrate their development with shallower Clearfork and Wolfcamp target zones. Revisions in 2012 also included 3.3 MMBoe of performance revisions related to vertical Canyon wells in Project Pangea, 2.9 MMBoe of revisions resulting from technical evaluations and 2.4 MMBoe of revisions resulting from lower natural gas and NGL prices in 2012.

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

The following table provides the Standardized Measure of discounted future net cash flows at December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Future cash flows	$7,430,368	$5,953,060	$4,920,231
Future production costs	(1,704,333)	(1,372,005)	(1,220,403)
Future development costs	(1,247,446)	(1,154,685)	(1,025,193)
Future income tax expense	(1,267,025)	(919,454)	(692,528)

Future net cash flows	3,211,564	2,506,916	1,982,107
10% annual discount for estimated timing of cash flows	(2,155,749)	(1,830,639)	(1,487,887)

Standardized measure of discounted future net cash flows	$1,055,815	$676,277	$494,220

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future cash flows as shown above were reported without consideration for the effects of commodity derivative transactions outstanding at each period end.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the Standardized Measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$676,277	$494,220	$414,381
Net change in sales and transfer prices and in production (lifting) costs related to future production	(59,920)	74,088	147,421
Changes in estimated future development costs	(388,772)	(301,132)	(486,435)
Sales and transfers of oil and gas produced during the period	(209,893)	(149,310)	(100,634)
Net change due to extensions, discoveries and improved recovery	534,231	360,080	467,822
Net change due to purchase of minerals in place	—	1,435	—
Net change due to revisions in quantity estimates	(78,801)	(61,931)	(210,296)
Previously estimated development costs incurred during the period	382,995	287,898	285,039
Accretion of discount	113,188	87,937	60,162
Other	(11,897)	1,896	(11,281)
Net change in income taxes	98,407	(118,904)	(71,959)

Standardized Measure of discounted future net cash flows	$1,055,815	$676,277	$494,220

11.	Supplementary Data

Selected Quarterly Financial Data (unaudited), (dollars in thousands, except per-share amounts):

	2014 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenue	$55,070	$68,124	$73,408	$61,927
Net operating expenses	(50,136)	(45,525)	(50,812)	(44,899)
Interest expense, net	(5,715)	(5,442)	(5,357)	(5,137)
Equity in earnings (losses) of investee	5	—	(186)	—
Realized gain (loss) on commodity derivatives	7,782	(764)	(3,320)	(1,339)
Unrealized gain (loss) on commodity derivatives	36,907	18,810	(7,678)	(5,926)
Other	176	—	(109)	—

Income before income tax	44,089	35,203	5,946	4,626
Income tax provision	17,102	12,756	2,153	1,681

Net income	$26,987	$22,447	$3,793	$2,945

Basic net income applicable to common stockholders per common share	$0.68	$0.57	$0.10	$0.08

Diluted net income applicable to common stockholders per common share	$0.68	$0.57	$0.10	$0.08

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2013 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenue	$58,565	$44,196	$42,272	$36,269
Net operating expenses	(40,402)	(34,314)	(31,329)	(31,665)
Interest expense, net	(5,225)	(5,179)	(2,451)	(1,229)
Equity in (losses) earnings of investee	(4)	340	(64)	(116)
Gain on sale of Wildcat pipeline	90,743	—	—	—
Realized gain (loss) on commodity derivatives	199	(840)	(714)	307
Unrealized (loss) gain on commodity derivatives	(1,348)	(3,438)	4,290	(4,100)

Income (loss) before income tax (benefit)	102,528	765	12,004	(534)
Income tax provision (benefit)	38,207	270	4,217	(187)

Net income (loss)	$64,321	$495	$7,787	$(347)

Basic net income (loss) applicable to common stockholders per common share	$1.65	$0.01	$0.20	$(0.01)

Diluted net income (loss) applicable to common stockholders per common share	$1.65	$0.01	$0.20	$(0.01)

	2012 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenue	$35,309	$33,038	$29,927	$30,618
Net operating expenses	(36,777)	(31,340)	(26,095)	(23,879)
Interest expense, net	(926)	(1,544)	(1,380)	(887)
Equity in losses of investee	(108)	—	—	—
Realized (loss) gain on commodity derivatives	(408)	423	361	(484)
Unrealized gain (loss) on commodity derivatives	1,292	(4,185)	9,439	(2,672)

(Loss) income before income tax (benefit)	(1,618)	(3,608)	12,252	2,696
Income tax (benefit) provision	(781)	(1,253)	4,390	982

Net (loss) income	$(837)	$(2,355)	$7,862	$1,714

Basic net (loss) income applicable to common stockholders per common share	$(0.02)	$(0.07)	$0.23	$0.05

Diluted net (loss) income applicable to common stockholders per common share	$(0.02)	$(0.07)	$0.23	$0.05

Approach Resources Inc.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

10.1	Form of Amended and Restated Indemnity Agreement between Approach Resources Inc. and each of its directors and officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2012 (File No. 333-144512), and incorporated herein by reference).

10.2†	Amended and Restated Employment Agreement by and between Approach Resources Inc. and J. Ross Craft dated January 1, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference).

10.3†	Employment Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated January 1, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference).

10.4†	Employment Agreement by and between Approach Resources Inc. and Qingming Yang dated January 24, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2011, and incorporated herein by reference).

10.5†	Employment Agreement by and between Approach Resources Inc., and Sergei Krylov dated January 3, 2014 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2014, and incorporated herein by reference).

10.6†	Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007, and incorporated herein by reference).

10.7†	First Amendment dated December 31, 2008, to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008, and incorporated herein by reference).

10.8	Form of Business Opportunities Agreement among Approach Resources Inc. and the other signatories thereto (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

Approach Resources Inc.

Index to Exhibits — (Continued)

Exhibit Number	Description of Exhibit
10.9†	Form of Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2008, and incorporated herein by reference).

10.10†	Form of Performance-Based, Time-Vesting Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 11, 2011, and incorporated herein by reference).

10.11†	Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2012, and incorporated herein by reference).

10.12	Registration Rights Agreement dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007, and incorporated herein by reference).

10.13	Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2011, and incorporated herein by reference).

10.14	Amendment dated August 4, 2014 to Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2014, and incorporated herein by reference).

10.15	Specimen Oil and Gas Lease for University Lands (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2012, and incorporated herein by reference).

10.16	Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time-to-time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.17	Amended and Restated Guaranty and Pledge Agreement, dated as of May 7, 2014, by and among the Company, the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.18	First Amendment dated as of November 4, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2014, and incorporated herein by reference).

10.19	Second Amendment dated as of December 30, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2015, and incorporated herein by reference).

Approach Resources Inc.

Index to Exhibits — (Continued)

Exhibit Number	Description of Exhibit

10.20†	Second Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan, effective as of May 31, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2012, and incorporated herein by reference).

10.21	Crude Oil Purchase Agreement dated as of September 12, 2012, between Approach Operating, LLC and Approach Oil & Gas Inc., as Seller, and Wildcat Permian Services LLC, as Buyer (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission) (filed as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012 and incorporated herein by reference).

10.22	Amendment No. 1 to Crude Oil Purchase Agreement dated as of October 7, 2013, between Approach Operating, LLC, Approach Oil & Gas Inc. and Approach Resources I, LP, and Wildcat Permian Services LLC and JP Energy Development, LP (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission) (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed February 25, 2014, and incorporated herein by reference).

*12.1	Statement of Computation Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 28, 2008, and incorporated herein by reference).

*21.1	Subsidiaries.

*23.1	Consent of Hein & Associates LLP.

*23.2	Consent of DeGolyer and MacNaughton.

*31.1	Certification by the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Report of DeGolyer and MacNaughton.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.