Form 10-Q
period 2015-03-31
Approach Resources Inc
filed 2015-05-07
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2015, was 40,560,219.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$294	$432
Accounts receivable:
Joint interest owners	154	132
Oil, NGL and gas sales	17,394	19,635
Unrealized gain on commodity derivatives	30,629	39,951
Prepaid expenses and other current assets	1,527	929

Total current assets	49,998	61,079

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,782,287	1,708,278
Furniture, fixtures and equipment	5,613	5,561

Total oil and gas properties and equipment	1,787,900	1,713,839
Less accumulated depletion, depreciation and amortization	(408,598)	(382,180)

Net oil and gas properties and equipment	1,379,302	1,331,659

Other assets	8,296	8,689

Total assets	$1,437,596	$1,401,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,831	$33,336
Oil, NGL and gas sales payable	4,831	8,536
Deferred income taxes – current	10,720	14,242
Accrued liabilities	49,476	50,738

Total current liabilities	88,858	106,852

NON-CURRENT LIABILITIES:
Senior secured credit facility	210,000	150,000
Senior notes	250,000	250,000
Deferred income taxes	110,203	110,677
Asset retirement obligations	9,734	9,571

Total liabilities	668,795	627,100

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 40,562,699 and 39,814,199 issued and outstanding, respectively	399	399
Additional paid-in capital	575,070	572,888
Retained earnings	193,332	201,040

Total stockholders’ equity	768,801	774,327

Total liabilities and stockholders’ equity	$1,437,596	$1,401,427

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES:
Oil, NGL and gas sales	$33,298	$61,927

EXPENSES:
Lease operating	7,146	7,851
Production and ad valorem taxes	2,828	4,169
Exploration	1,090	738
General and administrative	8,102	8,535
Depletion, depreciation and amortization	26,520	23,606

Total expenses	45,686	44,899

OPERATING (LOSS) INCOME	(12,388)	17,028

OTHER:
Interest expense, net	(5,922)	(5,137)
Realized gain (loss) on commodity derivatives	15,901	(1,339)
Unrealized loss on commodity derivatives	(9,321)	(5,926)
Other income	26	—

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(11,704)	4,626
INCOME TAX (BENEFIT) PROVISION	(3,996)	1,681

NET (LOSS) INCOME	$(7,708)	$2,945

(LOSS) EARNINGS PER SHARE:
Basic	$(0.19)	$0.08

Diluted	$(0.19)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,157,164	39,243,296
Diluted	40,157,164	39,259,480

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(7,708)	$2,945
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	26,520	23,606
Amortization of loan origination fees	393	217
Unrealized loss on commodity derivatives	9,321	5,926
Exploration expense	592	738
Share-based compensation expense	2,217	2,654
Deferred income tax (benefit) expense	(3,996)	1,681
Other non-cash items	26	—
Changes in operating assets and liabilities:
Accounts receivable	2,219	1,870
Prepaid expenses and other current assets	(625)	(611)
Accounts payable	1,697	175
Oil, NGL and gas sales payable	(3,705)	1,984
Accrued liabilities	193	(1,761)

Cash provided by operating activities	27,144	39,424

INVESTING ACTIVITIES:
Additions to oil and gas properties	(74,540)	(101,463)
Additions to furniture, fixtures and equipment, net	(52)	(1,950)
Change in working capital related to investing activities	(12,690)	9,569

Cash used in investing activities	(87,282)	(93,844)

FINANCING ACTIVITIES:
Borrowings under credit facility	99,500	17,500
Repayment of amounts outstanding under credit facility	(39,500)	(17,500)

Cash provided by financing activities	60,000	—

CHANGE IN CASH AND CASH EQUIVALENTS	(138)	(54,420)
CASH AND CASH EQUIVALENTS, beginning of period	$432	$58,761

CASH AND CASH EQUIVALENTS, end of period	$294	$4,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,177	$429

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$62	$126

See accompanying notes to these unaudited consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Approach Resources Inc. (“Approach,” the “Company,” “we,” “us” or “our”) is an independent energy company engaged in the exploration, development, production and acquisition of oil and gas properties. We focus on finding and developing oil and natural gas reserves in oil shale and tight gas sands. Substantially all of our properties are located in the Permian Basin in West Texas.

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year, due in part to the volatility in prices for oil, natural gas liquids (“NGLs”) and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early application not permitted. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We have not determined which transition method we will use and are continuing to evaluate our existing revenue recognition policies to determine whether any of our contracts will be affected by the new requirements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

In April 2015, FASB issued an accounting standards update for “Interest – Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years), with early adoption permitted and retrospective application required. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

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

	Three Months Ended March 31,
	2015	2014
Income (numerator):
Net (loss) income – basic	$(7,708)	$2,945

Weighted average shares (denominator):
Weighted average shares – basic	40,157,164	39,243,296
Dilution effect of share-based compensation, treasury method	— (1)	16,184

Weighted average shares – diluted	40,157,164	39,259,480

Net (loss) income per share:
Basic	$(0.19)	$0.08

Diluted	$(0.19)	$0.08

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended March 31, 2015.

3. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2015, and December 31, 2014 (in thousands).

	March 31,	December 31,
	2015	2014
Senior secured credit facility	$210,000	$150,000
Senior Notes	250,000	250,000

Total long-term debt	$460,000	$400,000

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Senior Secured Credit Facility

At March 31, 2015, our borrowing base under our amended and restated senior secured credit facility (the “Credit Facility”) was $600 million, with aggregate lender commitments of $450 million and maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

In April 2015, the lenders under the Credit Facility completed their semi-annual borrowing base redetermination, which reaffirmed the aggregate lender commitments of $450 million and decreased the borrowing base to $525 million from $600 million.

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

We had outstanding borrowings of $210 million under the Credit Facility at March 31, 2015, compared to $150 million of outstanding borrowings at December 31, 2014. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2015, was 1.9%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at March 31, 2015, and December 31, 2014, which reduce amounts available for borrowing under the Credit Facility.

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

March 31, 2015

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

March 31, 2015

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

At March 31, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

4. Commitments and Contingencies

Our contractual obligations include long-term debt, a daywork drilling contract, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At March 31, 2015, outstanding borrowings under the Credit Facility were $210 million, compared to $150 million at December 31, 2014. In February 2015, we exercised our early termination option related to one of our daywork drilling contracts. We incurred $0.5 million in expenses related to the early termination of this contract, which is recorded in exploration expense on our consolidated statements of operations. Since December 31, 2014, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

5. Income Taxes

The effective income tax rate for the three months ended March 31, 2015 and 2014, was 34.1% and 36.3%, respectively. Total income tax expense for the three months ended March 31, 2015, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.2 million and state taxes. Total income tax expense for the three months ended March 31, 2014, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to state taxes.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

6. Fair Value of Financial and Derivative Instruments

The following table provides our outstanding commodity derivative positions at March 31, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
April 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
April 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
April 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl

Natural Gas
April 2015 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu - $4.74/MMBtu
April 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
April 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2015, and December 31, 2014 (in thousands).

	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$30,629	$39,951

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended March 31,
		2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$(9,321)	$(5,926)
	Realized gain (loss) on commodity derivatives	15,901	(1,339)

		$6,580	$(7,265)

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

reflected on our consolidated balance sheets. Realized gains and losses are also included in income (expense) on our consolidated statements of operations. Accounts receivable related to oil, NGL and gas sales includes $5.1 million and $4.8 million from realized gains on commodity derivatives at March 31, 2015, and December 31, 2014, respectively.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2015, we had no Level 1 measurements.

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At March 31, 2015, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2015, we had no Level 3 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2015
	Carrying Amount	Fair Value
Senior Notes	$250,000	$225,000

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

7. Share-Based Compensation

In February 2015, we awarded an aggregate of 724,249 restricted shares to our executive officers, of which 482,833 shares are subject to certain performance conditions and 241,416 shares are subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR is achieved. The aggregate fair market value of the award, assuming target TSR is achieved, is $4.5 million, which will be expensed over a service period of approximately three years, subject to performance and three-year TSR conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2015. Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report. A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing, oil and gas;

•	oil, NGL and gas prices;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;

•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	interpretation of 3-D seismic data;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves and present value thereof;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 134,000 net acres, as of March 31, 2015. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2014, our estimated proved reserves were 146.2 million barrels of oil equivalent (“MMBoe”), made up of 38% oil, 28% NGLs, 34% gas and 41% proved developed reserves. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas. At March 31, 2015, we owned working interests in 740 producing oil and gas wells.

First Quarter 2015 Activity

During the three months ended March 31, 2015, we produced 1,287 MBoe, or 14.3 MBoe/d. We drilled eight horizontal wells and completed 13 horizontal wells. We currently have one horizontal rig running in Project Pangea.

2015 Capital Expenditures

For the three months ended March 31, 2015, our capital expenditures totaled $74.6 million, consisting of $68.2 million for drilling and completion activities, $6 million for infrastructure projects and equipment and $0.4 million for acreage acquisitions and extensions. Our 2015 capital budget is $160 million. We will continue to monitor commodity prices and operating expenses to determine any further adjustments to our capital budget. A further reduction of our capital budget could result in a decrease in expected production volumes, revenues and cash flows.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended
	March 31,
	2015	2014
Revenues (in thousands):
Oil	$21,302	$41,745
NGLs	5,152	10,298
Gas	6,844	9,884

Total oil, NGL and gas sales	33,298	61,927

Realized gain (loss) on commodity derivatives	15,901	(1,339)

Total oil, NGL and gas sales including derivative impact	$49,199	$60,588

Production:
Oil (MBbls)	493	450
NGLs (MBbls)	370	295
Gas (MMcf)	2,539	1,934

Total (MBoe)	1,287	1,067
Total (MBoe/d)	14.3	11.9

Average prices:
Oil (per Bbl)	$43.17	$92.77
NGLs (per Bbl)	13.92	34.94
Gas (per Mcf)	2.70	5.11

Total (per Boe)	25.87	58.04

Realized gain (loss) on commodity derivatives (per Boe)	12.36	(1.26)

Total including derivative impact (per Boe)	$38.23	$56.78

Costs and expenses (per Boe):
Lease operating	$5.55	$7.36
Production and ad valorem taxes	2.20	3.91
Exploration	0.85	0.69
General and administrative	6.30	8.00
Depletion, depreciation and amortization	20.61	22.12

Glossary

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference oil, condensate or NGLs.

Boe. Barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil equivalent, and one Bbl of NGLs to one Bbl of oil equivalent.

MBbl. Thousand barrels of oil, condensate or NGLs.

MBoe. Thousand barrels of oil equivalent.

Mcf. Thousand cubic feet of natural gas.

MMBoe. Million barrels of oil equivalent.

MMcf. Million cubic feet of natural gas.

NGLs. Natural gas liquids.

/d. “Per day” when used with volumetric units or dollars.

Oil, NGL and gas sales. Oil, NGL and gas sales decreased $28.7 million, or 46%, for the three months ended March 31, 2015, to $33.3 million, compared to $61.9 million for the three months ended March 31, 2014. The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($38.4 million) offset by an increase in production volumes ($9.7 million). Production volumes increased as a result of our continued development in Project Pangea.

Net (loss) income. Net loss for the three months ended March 31, 2015, was $7.7 million, or $0.19 per diluted share, compared to net income of $2.9 million, or $0.08 per diluted share, for the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015, included an unrealized loss on commodity derivatives of $9.3 million and a realized gain on commodity derivatives of $15.9 million. Net loss for the three months ended March 31, 2015, was primarily due to lower revenues ($28.7 million) due to depressed commodity prices.

Oil, NGL and gas production. Production for the three months ended March 31, 2015, totaled 1,287 MBoe (14.3 MBoe/d), compared to production of 1,067 MBoe (11.9 MBoe/d) in the prior-year period, a 21% increase. Production for the three months ended March 31, 2015, was 38% oil, 29% NGLs and 33% gas, compared to 42% oil, 28% NGLs and 30% gas in the 2014 period. Production volumes increased during the three months ended March 31, 2015, as a result of our development in Project Pangea. We expect production to increase during 2015 from prior-year levels due to our continued development of our Permian Basin properties.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $15.9 million and a realized loss of $1.3 million for the three months ended March 31, 2015 and 2014, respectively. Our average realized price, including the effect of commodity derivatives, was $38.23 per Boe for the three months ended March 31, 2015, compared to $56.78 per Boe for the three months ended March 31, 2014. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $9.3 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $0.8 million, or 9%, for the three months ended March 31, 2015, to $7.1 million, or $5.55 per Boe, compared to $7.9 million, or $7.36 per Boe, for the three months ended March 31, 2014. The decrease in LOE per Boe for the three months ended March 31, 2015, was primarily due to lower well repairs, workovers and maintenance offset by higher compressor rental and repair due to weather-related compressor maintenance expenses, and increases in expenses related to water hauling and pumpers and supervision. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2015	2014	Change	% Change
Compressor rental and repair	$2.17	$2.04	$0.13	6.4%
Water hauling and other	1.99	1.54	0.45	29.2
Pumpers and supervision	0.96	0.90	0.06	6.7
Well repairs, workovers and maintenance	0.43	2.88	(2.45)	(85.1)

Total	$5.55	$7.36	$(1.81)	(24.6)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.3 million, or 32%, for the three months ended March 31, 2015, to $2.8 million compared to $4.2 million for the three months ended March 31, 2014. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $2.20 per Boe and $3.91 per Boe and approximately 8.5% and 6.7% of oil, NGL and gas sales for the three months ended March 31, 2015 and 2014, respectively.

Exploration. We recorded $1.1 million, or $0.85 per Boe, and $0.7 million, or $0.69 per Boe, of exploration expense for the three months ended March 31, 2015 and 2014, respectively. The increase in exploration expense was primarily due to the early termination of one of our daywork drilling contracts.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.4 million, or 5%, to $8.1 million, or $6.30 per Boe, for the three months ended March 31, 2015, compared to $8.5 million, or $8.00 per Boe, for the three months ended March 31, 2014. G&A per Boe for the three months ended March 31, 2015, decreased due to moderately lower G&A expenses spread over higher production, as a result of our continued development in Project Pangea. We expect G&A per Boe to decline from prior- year levels due to cost saving initiatives and a moderate production increase for the remainder of 2015. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended March 31,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change
Salaries and benefits	$3.5	$2.72	$3.5	$3.27	$—	$(0.55)	—%
Share-based compensation	2.2	1.72	2.6	2.49	(0.4)	(0.77)	(15.4)
Professional fees	0.7	0.54	0.7	0.65	—	(0.11)	—
Other	1.7	1.32	1.7	1.59	—	(0.27)	—

Total	$8.1	$6.30	$8.5	$8.00	$(0.4)	$1.70	(4.7)%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $2.9 million, or 12.3%, to $26.5 million for the three months ended March 31, 2015, compared to $23.6 million for the three months ended March 31, 2014. Our DD&A per Boe decreased by $1.51, or 6.8%, to $20.61 per Boe for the three months ended March 31, 2015, compared to $22.12 per Boe for the three months ended March 31, 2014. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $0.8 million, or 15%, to $5.9 million for the three months ended March 31, 2015, compared to $5.1 million for the three months ended March 31, 2014. This increase was primarily due to higher interest expense from increased borrowings under our amended and restated senior secured credit facility (the “Credit Facility”). We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under the Credit Facility.

Income taxes. Our income taxes decreased $5.7 million to an income tax benefit of $4 million for the three months ended March 31, 2015, from an income tax expense of $1.7 million for the three months ended March 31, 2014. The decrease in income taxes was primarily due to the net loss before income taxes in the 2015 period. Our effective income tax rate for the three months ended March 31, 2015, was 34.1%, compared to 36.3% for the three months ended March 31, 2014.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings under the Credit Facility and, to the extent that credit and capital market conditions will allow, future public or private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under the Credit Facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond the Credit Facility will be available on acceptable terms, or at all, in the foreseeable future.

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

We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under the Credit Facility for current working capital needs and maintenance of our current development project. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under the Credit Facility.

Liquidity

We define liquidity as funds available under the Credit Facility and cash and cash equivalents. At March 31, 2015, we had $210 million in outstanding borrowings under the Credit Facility and liquidity of $240 million, compared to $150 million in outstanding borrowings under the Credit Facility and liquidity of $300 million at December 31, 2014. The table below summarizes our liquidity position at March 31, 2015, and December 31, 2014 (dollars in thousands).

	Liquidity at March 31,	Liquidity at December 31,
	2015	2014
Borrowing base	$450,000	$450,000
Cash and cash equivalents	294	432
Long-term debt – Credit Facility	(210,000)	(150,000)
Undrawn letters of credit	(325)	(325)

Liquidity	$239,969	$300,107

In April 2015, the lenders under the Credit Facility completed their semi-annual borrowing base redetermination, which reaffirmed the aggregate lender commitments of $450 million and decreased the borrowing base to $525 million from $600 million. Additional information regarding the Credit Facility is included in Note 3. “Long-Term Debt.”

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program. We had a working capital deficit of $38.9 million at March 31, 2015, compared to a working capital deficit of $45.8 million at December 31, 2014. The primary reason for the change in working capital was a decrease in accounts payable due to a decrease in our capital expenditures. To the extent we operate, or end fiscal year 2015, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$27,144	$39,424
Cash used in investing activities	(87,282)	(93,844)
Cash provided by financing activities	60,000	—

Net decrease in cash and cash equivalents	$(138)	$(54,420)

Operating Activities

Cash provided by operating activities decreased by 31%, or $12.3 million, to $27.1 million during the three months ended March 31, 2015, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices and the timing of payments and receipts of working capital components.

Investing Activities

Cash used in investing activities decreased by $6.6 million for the three months ended March 31, 2015, to $87.3 million, compared to the prior-year period. Cash used in investing activities for the three months ended March 31, 2015, was primarily attributable to drilling and development ($68.2 million), infrastructure projects and equipment ($6 million) and lease extensions ($0.4 million). Cash used in investing activities also included changes in working capital associated with investing activities ($12.7 million). During the three months ended March 31, 2015, we drilled a total of eight horizontal wells and completed 13 horizontal wells.

Financing Activities

During the three months ended March 31, 2015, cash provided by financing activities increased by $60 million, compared to the prior-year period. We had $210 million in outstanding borrowings under the Credit Facility at March 31, 2015, compared to no outstanding borrowings as of March 31, 2014. During the three months ended March 31, 2015, net cash provided by financing activities included borrowings under the Credit Facility of $99.5 million that were partially offset by repayments of outstanding borrowings under the Credit Facility of $39.5 million.

Senior Secured Credit Facility

At March 31, 2015, the borrowing base under the Credit Facility was $600 million, with aggregate lender commitments of $450 million, maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. We had outstanding borrowings of $210 million and $150 million under the Credit Facility at March 31, 2015, and December 31, 2014, respectively. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2015, was 1.9%. Additional information regarding our credit arrangements is included in Note 3. “Long-Term Debt.”

In April 2015, the lenders under the Credit Facility completed their semi-annual borrowing base redetermination, which reaffirmed the aggregate lender commitments of $450 million and decreased the borrowing base to $525 million from $600 million.

At March 31, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access the Credit Facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, a daywork drilling contract, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At March 31, 2015, outstanding borrowings under the Credit Facility were $210 million, compared to $150 million at December 31, 2014. In February 2015, we exercised our early termination option related to one of our daywork drilling contracts. As a result, we incurred $0.5 million in expenses related to the early termination of this contract. Since December 31, 2014, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2015, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil, NGL and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGL and gas consumption. As a result, we cannot accurately predict future oil, NGL and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. A substantial or extended decline in oil, NGL and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under the Credit Facility and through capital markets.

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

We also face the challenge of financing exploration, development and future acquisitions. We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under the Credit Facility for current working capital needs and maintenance of our current development project. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under the Credit Facility.

We believe the outlook for our business is favorable despite the continued uncertainty of oil, NGL and gas prices. Our resource base, strong balance sheet, risk management, including commodity derivative strategy, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating area. We continue to focus on maintaining a strong balance sheet and cash flow while growing production modestly in light of evolving market conditions.

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

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain low for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at March 31, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
April 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
April 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
April 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl

Natural Gas
April 2015 – June 2015	Collar	80,000 MMBtu/month	$4.00/MMBtu - $4.74/MMBtu
April 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
April 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

At March 31, 2015, the fair value of our open derivative contracts was an asset of $30.6 million, compared to an asset of $40 million at December 31, 2014.

JPMorgan Chase Bank, N.A. and KeyBank National Association are currently the only counterparties to our commodity derivatives positions. We are exposed to credit losses in the event of nonperformance by counterparties on our commodity derivatives positions. We do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions; however we cannot be certain that we will not experience such losses in the future. JPMorgan is the administrative agent and a participant, and KeyBank is the documentation agent and a participant, in the Credit Facility, and the collateral for the outstanding borrowings under the Credit Facility is used as collateral for our commodity derivatives.

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in income (expense) on our consolidated statements of operations.

For the three months ended March 31, 2015 and 2014, we recorded an unrealized loss on commodity derivatives of $9.3 million and $5.9 million, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $7.4 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2015, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chairman, Chief Executive Officer and President (“CEO”), and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2014, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends and Outlook” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on February 26, 2015.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2015. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 – January 31, 2015	4,763	$6.41	—	—
February 1, 2015 – February 28, 2015	302	7.79	—	—
March 1, 2015 – March 31, 2015	—	—	—	—

Total	5,065	$6.49	—	—

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: May 7, 2015	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

*31.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.