Form 10-Q
period 2015-06-30
Approach Resources Inc
filed 2015-08-06
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 30, 2015, was 40,556,033.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$752	$432
Accounts receivable:
Joint interest owners	67	132
Oil, NGL and gas sales	17,290	19,635
Unrealized gain on commodity derivatives	16,716	39,951
Prepaid expenses and other current assets	1,246	929

Total current assets	36,071	61,079
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,838,218	1,708,278
Furniture, fixtures and equipment	5,614	5,561

Total oil and gas properties and equipment	1,843,832	1,713,839
Less accumulated depletion, depreciation and amortization	(436,785)	(382,180)

Net oil and gas properties and equipment	1,407,047	1,331,659
Unrealized gain on commodity derivatives	10	—

Total assets	$1,443,128	$1,392,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,504	$33,336
Oil, NGL and gas sales payable	4,837	8,536
Deferred income taxes – current	5,851	14,242
Accrued liabilities	40,280	50,738

Total current liabilities	67,472	106,852
NON-CURRENT LIABILITIES:
Senior secured credit facility, net	254,410	147,072
Senior notes, net	244,688	244,239
Deferred income taxes	107,704	110,677
Asset retirement obligations	9,893	9,571

Total liabilities	684,167	618,411
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 40,547,527 and 39,814,199 issued and outstanding, respectively	399	399
Additional paid-in capital	577,080	572,888
Retained earnings	181,482	201,040

Total stockholders’ equity	758,961	774,327

Total liabilities and stockholders’ equity	$1,443,128	$1,392,738

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES:
Oil, NGL and gas sales	$38,605	$73,408	$71,903	$135,335
EXPENSES:
Lease operating	6,917	7,946	14,063	15,797
Production and ad valorem taxes	2,974	4,925	5,802	9,094
Exploration	1,165	1,966	2,255	2,704
General and administrative	7,510	7,402	15,612	15,937
Depletion, depreciation and amortization	28,404	28,573	54,924	52,179

Total expenses	46,970	50,812	92,656	95,711

OPERATING (LOSS) INCOME	(8,365)	22,596	(20,753)	39,624
OTHER:
Interest expense, net	(6,243)	(5,357)	(12,165)	(10,494)
Equity in losses of investee	—	(186)	—	(186)
Realized gain (loss) on commodity derivatives	9,281	(3,320)	25,182	(4,659)
Unrealized loss on commodity derivatives	(13,904)	(7,678)	(23,225)	(13,604)
Other income (expense)	12	(109)	38	(109)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(19,219)	5,946	(30,923)	10,572
INCOME TAX (BENEFIT) PROVISION	(7,369)	2,153	(11,365)	3,834

NET (LOSS) INCOME	$(11,850)	$3,793	$(19,558)	$6,738

(LOSS) EARNINGS PER SHARE:
Basic	$(0.29)	$0.10	$(0.48)	$0.17

Diluted	$(0.29)	$0.10	$(0.48)	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,554,758	39,368,606	40,357,059	39,306,296
Diluted	40,554,758	39,384,613	40,357,059	39,322,392

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(19,558)	$6,738
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	54,924	52,179
Amortization of debt issuance costs	787	689
Unrealized loss on commodity derivatives	23,225	13,604
Exploration expense	1,486	2,704
Share-based compensation expense	4,292	3,761
Deferred income tax (benefit) expense	(11,365)	3,834
Equity in losses of investee	—	186
Other non-cash items	(38)	—
Changes in operating assets and liabilities:
Accounts receivable	2,410	(1,669)
Prepaid expenses and other current assets	(288)	(420)
Accounts payable	(3,423)	(2,396)
Oil, NGL and gas sales payable	(3,699)	3,418
Accrued liabilities	1,248	469

Cash provided by operating activities	50,001	83,097

INVESTING ACTIVITIES:
Additions to oil and gas properties	(131,414)	(192,872)
Contribution to equity method investment	—	(186)
Change in restricted cash	—	7,350
Additions to furniture, fixtures and equipment, net	(53)	(2,070)
Change in working capital related to investing activities	(25,214)	2,591

Cash used in investing activities	(156,681)	(185,187)

FINANCING ACTIVITIES:
Borrowings under credit facility	182,500	114,421
Repayment of amounts outstanding under credit facility	(75,500)	(68,421)
Debt issuance costs	—	(2,227)

Cash provided by financing activities	107,000	43,773

CHANGE IN CASH AND CASH EQUIVALENTS	320	(58,317)
CASH AND CASH EQUIVALENTS, beginning of period	$432	$58,761

CASH AND CASH EQUIVALENTS, end of period	$752	$444

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,424	$9,961

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$116	$260

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which affect our estimate of depletion expense as well as our impairment analyses. Significant assumptions also are required in our estimation of accrued liabilities, commodity derivatives, income tax provision, share-based compensation and asset retirement obligations. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior-year amounts have been reclassified to conform to current-year presentation. These classifications have no impact on the net (loss) income reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early application not permitted. In July 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We have not determined which transition method we will use and are continuing to evaluate our existing revenue recognition policies to determine whether any of our contracts will be affected by the new requirements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

In April 2015, FASB issued an accounting standards update for “Interest – Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years), with early adoption permitted and retrospective application required. We have elected to adopt this accounting standard update as of June 30, 2015. The adoption of this new accounting standard update resulted in a reclassification of debt issuance costs from Other assets to Senior secured credit facility, net and Senior notes, net. See Note 3 “Long-Term Debt” for disclosure of debt issuance costs. Adoption of this accounting standard update did not impact our statements of operations or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (numerator):
Net (loss) income – basic	$(11,850)	$3,793	$(19,558)	$6,738

Weighted average shares (denominator):
Weighted average shares – basic	40,554,758	39,368,606	40,357,059	39,306,296
Dilution effect of share-based compensation, treasury method	— (1)	16,007	— (1)	16,096

Weighted average shares – diluted	40,554,758	39,384,613	40,357,059	39,322,392

Net (loss) income per share:
Basic	$(0.29)	$0.10	$(0.48)	$0.17

Diluted	$(0.29)	$0.10	$(0.48)	$0.17

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and six months ended June 30, 2015.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

3. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2015, and December 31, 2014 (in thousands).

	June 30,	December 31,
	2015	2014
Senior secured credit facility:
Outstanding borrowings	$257,000	$150,000
Debt issuance costs	(2,590)	(2,928)

Senior secured credit facility, net	254,410	147,072
Senior notes:
Principal	250,000	250,000
Debt issuance costs	(5,312)	(5,761)

Senior notes, net	244,688	244,239

Total long-term debt	$499,098	$391,311

Senior Secured Credit Facility

At June 30, 2015, our borrowing base under our amended and restated senior secured credit facility (the “Credit Facility”) was $525 million, with aggregate lender commitments of $450 million and maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually in April and October based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

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

We had outstanding borrowings of $257 million under the Credit Facility at June 30, 2015, compared to $150 million of outstanding borrowings at December 31, 2014. The weighted average interest rate applicable to borrowings under the Credit Facility for the six months ended June 30, 2015, was 2%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at June 30, 2015, and December 31, 2014, which reduce amounts available for borrowing under the Credit Facility.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Covenants

The Credit Facility contains two principal financial covenants:

•	a consolidated modified current ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter, and

•	a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to interest for the preceding four fiscal quarters of not less than 2.5 to 1.0 as of the last day of any fiscal quarter.

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is $17.5 million, payable semi-annually on June 15 and December 15. On June 15, 2015, we made a semi-annual interest payment of $8.8 million.

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

June 30, 2015

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

At June 30, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

4. Commitments and Contingencies

Our contractual obligations include long-term debt, a daywork drilling contract, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At June 30, 2015, outstanding borrowings under the Credit Facility were $257 million, compared to $150 million at December 31, 2014. In February 2015, we exercised our early termination option related to one of our daywork drilling contracts. We incurred $0.5 million in expenses related to the early termination of this contract, which is recorded in exploration expense on our consolidated statements of operations. Since December 31, 2014, there have been no other material changes to our contractual obligations.

In August 2015, we will exercise our early termination option related to our last remaining drilling rig contract. We expect to incur $1.8 million in expenses related to the early termination of this contract, which will be recorded on our consolidated statements of operations in the third quarter of 2015.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

5. Income Taxes

The effective income tax rate for the three and six months ended June 30, 2015, was 38.3% and 36.8%, respectively. Total income tax expense for the three and six months ended June 30, 2015, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to the impact of a reduction in the state tax rate of $0.8 million, partially offset by a tax shortfall related to share-based compensation of $0.2 million and $0.4 million, respectively.

The effective income tax rate for the three and six months ended June 30, 2014, was 36.2% and 36.3%, respectively. Total income tax expense for the three and six months ended June 30, 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income due primarily to state taxes and the impact of permanent differences between book and taxable income.

6. Fair Value of Financial and Derivative Instruments

The following table provides our outstanding commodity derivative positions at June 30, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
July 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
July 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
July 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl
July 2015 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
July 2015 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
Natural Gas
July 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
July 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

In June 2015, we entered into crude oil swaps covering a total of 500 Bbls per day and 250 Bbls per day through December 31, 2016, at $62.50/Bbl and $62.55/Bbl, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2015, and December 31, 2014 (in thousands).

	Asset Derivatives
	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$16,726	$39,951

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement	Three Months Ended		Six Months Ended
	Location	June 30,		June 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain (loss) on commodity derivatives	$9,281	$(3,320)	$25,182	$(4,659)
	Unrealized loss on commodity derivatives	(13,904)	(7,678)	(23,225)	(13,604)

		$(4,623)	$(10,998)	$1,957	$(18,263)

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in income (expense) on our consolidated statements of operations. Accounts receivable related to oil, NGL and gas sales includes $2.4 million and $4.8 million from realized gains on commodity derivatives at June 30, 2015, and December 31, 2014, respectively.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2015, we had no Level 1 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

•	Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At June 30, 2015, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At June 30, 2015, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2015
	Carrying Amount	Fair Value
Senior Notes, net	$244,688	$228,750

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 130,000 net acres, as of June 30, 2015. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are currently developing significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2014, our estimated proved reserves were 146.2 million barrels of oil equivalent (“MMBoe”), made up of 38% oil, 28% NGLs, 34% gas and 41% proved developed reserves. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas. At June 30, 2015, we owned working interests in 750 producing oil and gas wells.

Second Quarter 2015 Activity

During the three months ended June 30, 2015, we produced 1,391 MBoe, or 15.3 MBoe/d. We drilled nine horizontal wells, completed 10 horizontal wells and had two additional horizontal wells in the final stages of completion.

2015 Capital Expenditures

For the three months ended June 30, 2015, our capital expenditures totaled $56.9 million, consisting of $53.5 million for drilling and completion activities, $3.1 million for infrastructure projects and equipment and $0.3 million for acreage acquisitions and extensions. During the first half of the year, we spent $131.5 million of our planned $160 million capital budget. In reponse to a continued decline in oil, NGL and gas prices, we have suspended our drilling and completion activities for the remainder of the year. Our current estimate of capital expenditures in 2015 is $150 million. We will continue to monitor commodity prices and operating expenses to determine any further adjustments to our capital budget.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues (in thousands):
Oil	$25,627	$51,570	$46,930	$93,315
NGLs	5,603	11,560	10,755	21,858
Gas	7,375	10,278	14,218	20,162

Total oil, NGL and gas sales	38,605	73,408	71,903	135,335
Realized gain (loss) on commodity derivatives	9,281	(3,320)	25,182	(4,659)

Total oil, NGL and gas sales including derivative impact	$47,886	$70,088	$97,085	$130,676

Production:
Oil (MBbls)	499	525	993	975
NGLs (MBbls)	408	370	778	665
Gas (MMcf)	2,897	2,348	5,436	4,282

Total (MBoe)	1,391	1,286	2,677	2,353
Total (MBoe/d)	15.3	14.1	14.8	13.0
Average prices:
Oil (per Bbl)	$51.31	$98.28	$47.27	$95.73
NGLs (per Bbl)	13.72	31.21	13.82	32.87
Gas (per Mcf)	2.55	4.38	2.62	4.71

Total (per Boe)	$27.76	$57.06	$26.86	$57.51
Realized gain (loss) on commodity derivatives (per Boe)	6.68	(2.58)	9.41	(1.99)

Total including derivative impact (per Boe)	$34.44	$54.48	$36.27	$55.52
Costs and expenses (per Boe):
Lease operating	$4.97	$6.18	$5.25	$6.71
Production and ad valorem taxes	2.14	3.83	2.17	3.86
Exploration	0.84	1.53	0.84	1.15
General and administrative	5.40	5.75	5.83	6.77
Depletion, depreciation and amortization	20.43	22.21	20.51	22.17

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

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Oil, NGL and gas sales. Oil, NGL and gas sales decreased $34.8 million, or 47%, for the three months ended June 30, 2015, to $38.6 million, from $73.4 million for the three months ended June 30, 2014. The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($35.9 million) offset by an increase in production volumes ($1.1 million). Production volumes increased as a result of our continued development in Project Pangea.

Net (loss) income. Net loss for the three months ended June 30, 2015, was $11.9 million, or $0.29 per diluted share, compared to net income of $3.8 million, or $0.10 per diluted share, for the three months ended June 30, 2014. Net loss for the three months ended June 30, 2015, included an unrealized loss on commodity derivatives of $13.9 million and a realized gain on commodity derivatives of $9.3 million. Net loss for the three months ended June 30, 2015, was primarily due to lower revenues ($34.8 million) due to depressed commodity prices.

Oil, NGL and gas production. Production for the three months ended June 30, 2015, totaled 1,391 MBoe (15.3 MBoe/d), compared to production of 1,286 MBoe (14.1 MBoe/d) in the prior-year period, an 8% increase. Production for the three months ended June 30, 2015, was 36% oil, 29% NGLs and 35% gas, compared to 41% oil, 29% NGLs and 30% gas in the 2014 period. Production volumes increased during the three months ended June 30, 2015, as a result of our continued development in Project Pangea.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $9.3 million and a realized loss of $3.3 million for the three months ended June 30, 2015 and 2014, respectively. Our average realized price, including the effect of commodity derivatives, was $34.44 per Boe for the three months ended June 30, 2015, compared to $54.48 per Boe for the three months ended June 30, 2014. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $13.9 million and $7.7 million for the three months ended June 30, 2015 and 2014, respectively. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Historically, we have not designated our derivative instruments as cash-flow hedges. We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in net (loss) income on our consolidated statements of operations under the caption entitled “unrealized loss on commodity derivatives.”

Lease operating. Our lease operating expenses (“LOE”) decreased $1 million, or 13%, for the three months ended June 30, 2015, to $6.9 million, or $4.97 per Boe, from $7.9 million, or $6.18 per Boe, for the three months ended June 30, 2014. The decrease in LOE per Boe for the three months ended June 30, 2015, was primarily due to decreases in well repairs, workovers and maintenance, water hauling, and pumpers and supervision, partially offset by a slight increase in compressor rental and repair. The following table summarizes LOE per Boe.

	Three Months Ended June 30,
	2015	2014	Change	% Change
Compressor rental and repair	$1.78	$1.73	$0.05	2.9%
Water hauling and other	1.60	1.67	(0.07)	(4.2)
Pumpers and supervision	0.89	0.92	(0.03)	(3.3)
Well repairs, workovers and maintenance	0.70	1.86	(1.16)	(62.4)

Total	$4.97	$6.18	$(1.21)	(19.6)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.9 million, or 40%, for the three months ended June 30, 2015, to $3 million from $4.9 million for the three months ended June 30, 2014. The decrease in production and ad valorem taxes was primarily due to the decrease in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $2.14 per Boe and $3.83 per Boe and approximately 7.7% and 6.7% of oil, NGL and gas sales for the three months ended June 30, 2015 and 2014, respectively.

Exploration. We recorded $1.2 million, or $0.84 per Boe, and $2 million, or $1.53 per Boe, of exploration expense for the three months ended June 30, 2015 and 2014, respectively. Exploration expense for the respective periods resulted primarily from lease expirations.

General and administrative. Our general and administrative expenses (“G&A”) increased $0.1 million, or 1%, to $7.5 million, or $5.40 per Boe, for the three months ended June 30, 2015, from $7.4 million, or $5.75 per Boe, for the three months ended June 30, 2014. G&A decreased $1 million for the three months ended June 30, 2015, excluding the impact of a $1.1 million benefit of forfeited stock awards related to the retirement of one of our executive officers during the three months ended June 30, 2014. The decrease in salaries and benefits and professional fees was due to cost saving initiatives. We expect G&A to continue to decline from prior-year levels due to our cost saving initiatives. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended June 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.5	$2.49	$4.1	$3.17	$(0.6)	$(0.68)	(21.5)%
Share-based compensation	2.1	1.49	1.1	0.86	1.0	0.63	73.3
Professional fees	0.7	0.53	0.8	0.60	(0.1)	(0.07)	(11.7)
Other	1.2	0.89	1.4	1.12	(0.2)	(0.23)	(20.5)

Total	$7.5	$5.40	$7.4	$5.75	$0.1	$(0.35)	(6.1)%

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) decreased $0.2 million, or 1%, to $28.4 million for the three months ended June 30, 2015, from $28.6 million for the three months ended June 30, 2014. Our DD&A per Boe decreased by $1.78 per Boe, or 8%, to $20.43 per Boe for the three months ended June 30, 2015, compared to $22.21 per Boe for the three months ended June 30, 2014. The decrease in DD&A expense and DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $0.8 million, or 17%, to $6.2 million for the three months ended June 30, 2015, from $5.4 million for the three months ended June 30, 2014. This increase was due to higher interest expense from increased borrowings under our amended and restated senior secured credit facility (the “Credit Facility”). We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under the Credit Facility.

Income taxes. Our income taxes decreased $9.6 million to an income tax benefit of $7.4 million for the three months ended June 30, 2015, from an income tax expense of $2.2 million for the three months ended June 30, 2014. The decrease in income taxes was primarily due to the net loss before income taxes in the 2015 period. Our effective income tax rate for the three months ended June 30, 2015, was 38.3%, compared to 36.2% for the three months ended June 30, 2014. The effective tax rate increased for the three months ended June 30, 2015, compared to the prior-year period due to the impact of a reduction in the state tax rate of $0.8 million.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Oil, NGL and gas sales. Oil, NGL and gas sales decreased $63.4 million, or 47%, for the six months ended June 30, 2015, to $71.9 million, from $135.3 million for the six months ended June 30, 2014. The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($74.3 million) offset by an increase in production volumes ($10.9 million). Production volumes increased as a result of our continued development in Project Pangea.

Net (loss) income. Net loss for the six months ended June 30, 2015, was $19.6 million, or $0.48 per diluted share, compared to net income of $6.7 million, or $0.17 per diluted share, for the six months ended June 30, 2014. Net loss for the six months ended June 30, 2015, included an unrealized loss on commodity derivatives of $23.2 million and a realized gain on commodity derivatives of $25.2 million. Net loss for the six months ended June 30, 2015, was primarily due to lower revenues ($63.4 million) resulting from depressed commodity prices.

Oil, NGL and gas production. Production for the six months ended June 30, 2015, totaled 2,677 MBoe (14.8 MBoe/d), compared to production of 2,353 MBoe (13.0 MBoe/d) in the prior-year period, a 14% increase. Production for the six months ended June 30, 2015, was 37% oil, 29% NGLs and 34% gas, compared to 42% oil, 28% NGLs and 30% gas in the 2014 period. Production volumes increased during the six months ended June 30, 2015, as a result of our continued development in Project Pangea.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized gain of $25.2 million and a realized loss of $4.7 million for the six months ended June 30, 2015 and 2014, respectively. Our average realized price, including the effect of commodity derivatives, was $36.27 per Boe for the six months ended June 30, 2015, compared to $55.52 per Boe for the six months ended June 30, 2014. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $23.2 million and $13.6 million for the six months ended June 30, 2015 and 2014, respectively. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $1.7 million, or 11%, for the six months ended June 30, 2015, to $14.1 million, or $5.25 per Boe, from $15.8 million, or $6.71 per Boe, for the six months ended June 30, 2014. The decrease in LOE per Boe for the six months ended June 30, 2015, was primarily due to a decrease in well repairs, workovers and maintenance, partially offset by increases in compressor rental and repair, water hauling and pumpers and supervision. The following table summarizes LOE per Boe.

	Six Months Ended June 30,
	2015	2014	Change	% Change
Compressor rental and repair	$1.97	$1.87	$0.10	5.3%
Water hauling and other	1.78	1.61	0.17	10.6
Pumpers and supervision	0.93	0.91	0.02	2.2
Well repairs, workovers and maintenance	0.57	2.32	(1.75)	(75.4)

Total	$5.25	$6.71	$(1.46)	(21.8)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $3.3 million, or 36%, for the six months ended June 30, 2015, to $5.8 million from $9.1 million for the six months ended June 30, 2014. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $2.17 per Boe and $3.86 per Boe and approximately 8.1% and 6.7% of oil, NGL and gas sales for the six months ended June 30, 2015 and 2014, respectively.

Exploration. We recorded $2.3 million, or $0.84 per Boe, and $2.7 million, or $1.15 per Boe, of exploration expense for the six months ended June 30, 2015 and 2014, respectively. Exploration expense for the respective periods resulted primarily from lease expirations. Additionally, we incurred $0.5 million related to the early termination of one of our daywork drilling contracts during the six months ended June 30, 2015.

General and administrative. Our G&A decreased $0.3 million, or 2%, to $15.6 million, or $5.83 per Boe, for the six months ended June 30, 2015, from $15.9 million, or $6.77 per Boe, for the six months ended June 30, 2014. G&A decreased $1.4 million for the six months ended June 30, 2015, excluding the impact of a $1.1 million benefit of forfeited stock awards related to the retirement of one of our executive officers during the six months ended June 30, 2014. The decrease in G&A was primarily due to a decrease in salaries and benefits due to cost saving initiatives. The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended June 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$7.0	$2.60	$7.6	$3.22	$(0.6)	$(0.62)	(19.3)%
Share-based compensation	4.3	1.60	3.8	1.60	0.5	—	—
Professional fees	1.6	0.60	1.6	0.69	—	(0.09)	(13.0)
Other	2.7	1.03	2.9	1.26	(0.2)	(0.23)	(18.3)

Total	$15.6	$5.83	$15.9	$6.77	$(0.3)	$(0.94)	(13.9)%

Depletion, depreciation and amortization. Our DD&A increased $2.7 million, or 5%, to $54.9 million for the six months ended June 30, 2015, from $52.2 million for the six months ended June 30, 2014. Our DD&A per Boe decreased by $1.66 per Boe, or 7%, to $20.51 per Boe for the six months ended June 30, 2015, compared to $22.17 per Boe for the six months ended June 30, 2014. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $1.7 million, or 16%, to $12.2 million for the six months ended June 30, 2015, from $10.5 million for the six months ended June 30, 2014. This increase was due to higher interest expense from increased borrowings under the Credit Facility. We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under the Credit Facility.

Income taxes. Our income taxes decreased $15.2 million to an income tax benefit of $11.4 million for the six months ended June 30, 2015, from an income tax expense of $3.8 million for the six months ended June 30, 2014. The decrease in income taxes was primarily due to the net loss before income taxes in the 2015 period. Our effective income tax rate for the six months ended June 30, 2015, was 36.8%, compared to 36.3% for the six months ended June 30, 2014. The effective tax rate increased for the six months ended June 30, 2015, compared to the prior-year period due to the impact of a reduction in the state tax rate of $0.8 million.

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

Liquidity

We define liquidity as funds available under the Credit Facility and cash and cash equivalents. At June 30, 2015, we had $257 million in outstanding borrowings under the Credit Facility and liquidity of $193 million, compared to $150 million in outstanding borrowings under the Credit Facility and liquidity of $300 million at December 31, 2014. The table below summarizes our liquidity position at June 30, 2015, and December 31, 2014 (dollars in thousands).

	Liquidity at June 30,	Liquidity at December 31,
	2015	2014
Lender commitments	$450,000	$450,000
Cash and cash equivalents	752	432
Credit Facility – outstanding borrowings	(257,000)	(150,000)
Undrawn letters of credit	(325)	(325)

Liquidity	$193,427	$300,107

Working Capital

Our working capital is affected primarily by our capital spending program. We had a working capital deficit of $31.4 million and $45.8 million at June 30, 2015, and December 31, 2014, respectively. The primary reason for the change in working capital was a decrease in accounts payable and accrued liabilities due to a decrease in our capital expenditures. To the extent we operate, or end fiscal year 2015, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$50,001	$83,097
Cash used in investing activities	(156,681)	(185,187)
Cash provided by financing activities	107,000	43,773

Net increase (decrease) in cash and cash equivalents	$320	$(58,317)

Operating Activities

Cash provided by operating activities decreased by 40%, or $33.1 million, to $50 million during the six months ended June 30, 2015, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices and the timing of payments and receipts of working capital components.

Investing Activities

Cash used in investing activities decreased by $28.5 million for the six months ended June 30, 2015, to $156.7 million, compared to the prior-year period. Our capital expenditures for the six months ended June 30, 2015, were primarily attributable to drilling and development ($121.7 million), infrastructure projects and equipment ($9.1 million) and lease extensions ($0.7 million). Cash used in investing activities also included changes in working capital associated with investing activities ($25.2 million). In the six months ended June 30, 2014, $7.4 million in restricted cash was released from escrow related to the sale of our interest in the Wildcat pipeline, offset by $0.2 million in post-closing working capital adjustments related to the sale. During the six months ended June 30, 2015, we drilled a total of 17 horizontal wells and completed 23 horizontal wells in Project Pangea.

Financing Activities

During the six months ended June 30, 2015, cash provided by financing activities increased by $63.2 million, compared to the prior-year period. We had $257 million of outstanding borrowings under our Credit Facility at June 30, 2015, compared to $46 million of outstanding borrowings as of June 30, 2014. During the six months ended June 30, 2015, net cash provided by financing activities included borrowings under our Credit Facility of $182.5 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $75.5 million. In comparison, for the six months ended June 30, 2014, we had net cash provided by financing activities that included borrowings under the Credit Facility of $114.4 million, which were partially offset by repayments of outstanding borrowings under our Credit Facility of $68.4 million.

Senior Secured Credit Facility

At June 30, 2015, the borrowing base under our Credit Facility was $525 million, with aggregate lender commitments of $450 million, maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. We had outstanding borrowings of $257 million and $150 million under the Credit Facility at June 30, 2015, and December 31, 2014, respectively. The weighted average interest rate applicable to borrowings under the Credit Facility for the six months ended June 30, 2015, was 2%. Additional information regarding our credit arrangements is included in Note 3. “Long-Term Debt.”

At June 30, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access the Credit Facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, commodity prices, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, a daywork drilling contract, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At June 30, 2015, outstanding borrowings under the Credit Facility were $257 million, compared to $150 million at December 31, 2014. In February 2015, we exercised our early termination option related to one of our daywork drilling contracts. As a result, we incurred $0.5 million in expenses related to the early termination of this contract. Since December 31, 2014, there have been no other material changes to our contractual obligations.

In August 2015, we will exercise our early termination option related to our last remaining drilling rig contract. We expect to incur $1.8 million in expenses related to the early termination of this contract, which will be recorded on our consolidated statements of operations in the third quarter of 2015.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table provides our outstanding commodity derivative positions at June 30, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
July 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
July 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
July 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl
July 2015 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
July 2015 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
Natural Gas
July 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
July 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu

At June 30, 2015, the fair value of our open derivative contracts was an asset of $16.7 million, compared to an asset of $40 million at December 31, 2014.

We are exposed to credit losses in the event of nonperformance by counterparties on our commodity derivatives positions. We do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions; however, we cannot be certain that we will not experience such losses in the future. All of the counterparties to our commodity derivative positions are participants in the Credit Facility, and the collateral for the outstanding borrowings under our Credit Facility is used as collateral for our commodity derivatives.

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

For the six months ended June 30, 2015 and 2014, we recorded an unrealized loss on commodity derivatives of $23.2 million and $13.6 million, respectively, from the change in fair value of our commodity derivatives positions. A hypothetical 10% increase in commodity prices would have resulted in a $7.5 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2015, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the six months ended June 30, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman, Chief Executive Officer and President (“CEO”), and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including our CEO and CFO, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well-crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2015. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	—	$—	—	—
May 1, 2015 – May 31, 2015	8,616	6.96	—	—
June 1, 2015 – June 30, 2015	—	—	—	—

Total	8,616	$6.96	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: August 6, 2015	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

10.1†	Third Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015, and incorporated herein by reference).

*31.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.