Form 10-Q
period 2015-09-30
Approach Resources Inc
filed 2015-11-05
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 30, 2015, was 40,470,643.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$319	$432
Accounts receivable:
Joint interest owners	68	132
Oil, NGL and gas sales	14,848	19,635
Unrealized gain on commodity derivatives	16,201	39,951
Prepaid expenses and other current assets	1,116	929

Total current assets	32,552	61,079

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,852,377	1,708,278
Furniture, fixtures and equipment	5,635	5,561

Total oil and gas properties and equipment	1,858,012	1,713,839
Less accumulated depletion, depreciation and amortization	(682,557)	(382,180)

Net oil and gas properties and equipment	1,175,455	1,331,659

Unrealized gain on commodity derivatives	821	—

Total assets	$1,208,828	$1,392,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,550	$33,336
Oil, NGL and gas sales payable	4,611	8,536
Deferred income taxes – current	5,670	14,242
Accrued liabilities	21,364	50,738

Total current liabilities	45,195	106,852

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	275,579	147,072
Senior notes, net	240,014	244,239
Deferred income taxes	26,128	110,677
Asset retirement obligations	10,035	9,571

Total liabilities	596,951	618,411

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 40,442,397 and 39,814,199 issued and outstanding, respectively	400	399
Additional paid-in capital	578,782	572,888
Retained earnings	32,695	201,040

Total stockholders’ equity	611,877	774,327

Total liabilities and stockholders’ equity	$1,208,828	$1,392,738

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES:
Oil, NGL and gas sales	$33,941	$68,124	$105,844	$203,459

EXPENSES:
Lease operating	7,681	7,665	21,744	23,462
Production and ad valorem taxes	2,700	3,335	8,502	12,429
Exploration	1,956	891	4,211	3,595
General and administrative (1)	7,270	7,675	22,882	23,612
Termination costs	1,436	—	1,436	—
Impairment of oil and gas properties	220,197	—	220,197	—
Depletion, depreciation and amortization	31,222	25,959	86,146	78,138

Total expenses	272,462	45,525	365,118	141,236

OPERATING (LOSS) INCOME	(238,521)	22,599	(259,274)	62,223

OTHER:
Interest expense, net	(6,465)	(5,442)	(18,630)	(15,936)
Gain on debt extinguishment	1,483	—	1,483	—
Equity in losses of investee	—	—	—	(186)
Realized gain (loss) on commodity derivatives	12,755	(764)	37,937	(5,423)
Unrealized gain (loss) on commodity derivatives	296	18,810	(22,929)	5,206
Other expense	(91)	—	(53)	(109)

(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(230,543)	35,203	(261,466)	45,775
INCOME TAX (BENEFIT) PROVISION	(81,756)	12,756	(93,121)	16,590

NET (LOSS) INCOME	$(148,787)	$22,447	$(168,345)	$29,185

(LOSS) EARNINGS PER SHARE:
Basic	$(3.67)	$0.57	$(4.16)	$0.74

Diluted	$(3.67)	$0.57	$(4.16)	$0.74

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	40,541,420	39,363,441	40,419,187	39,325,552
Diluted	40,541,420	39,379,779	40,419,187	39,340,961

(1) Includes non-cash share-based compensation expense as follows:

	1,708	1,965	6,000	5,726

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net (loss) income	$(168,345)	$29,185
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depletion, depreciation and amortization	86,146	78,138
Impairment of oil and gas properties	220,197	—
Amortization of debt issuance costs	1,178	1,151
Gain on debt extinguishment	(1,483)	—
Unrealized loss (gain) on commodity derivatives	22,929	(5,206)
Exploration expense	1,626	3,595
Share-based compensation expense	6,000	5,726
Deferred income tax (benefit) expense	(93,121)	16,590
Equity in losses of investee	—	186
Other non-cash items	53	—
Changes in operating assets and liabilities:
Accounts receivable	4,851	2,090
Prepaid expenses and other current assets	(240)	(169)
Accounts payable	(216)	(520)
Oil, NGL and gas sales payable	(3,925)	3,607
Accrued liabilities	6,865	1,092

Cash provided by operating activities	82,515	135,465

INVESTING ACTIVITIES:
Additions to oil and gas properties	(151,226)	(297,122)
Contribution to equity method investment	—	(186)
Change in restricted cash	—	7,350
Additions to furniture, fixtures and equipment, net	(74)	(2,672)
Change in working capital related to investing activities	(55,915)	12,765

Cash used in investing activities	(207,215)	(279,865)

FINANCING ACTIVITIES:
Borrowings under credit facility	241,500	231,421
Repayment of amounts outstanding under credit facility	(113,500)	(141,921)
Extinguishment of senior notes	(3,413)	—
Debt issuance costs	—	(2,227)

Cash provided by financing activities	124,587	87,273

CHANGE IN CASH AND CASH EQUIVALENTS	(113)	(57,127)
CASH AND CASH EQUIVALENTS, beginning of period	$432	$58,761

CASH AND CASH EQUIVALENTS, end of period	$319	$1,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,216	$10,529

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$151	$428

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

In April 2015, FASB issued an accounting standards update for “Interest – Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years), with early adoption permitted and retrospective application required. We adopted this accounting standard update during the second quarter. The adoption of this new accounting standard update resulted in a reclassification of debt issuance costs from Other assets to Senior secured credit facility, net and Senior notes, net. See Note 4 “Long-Term Debt” for disclosure of debt issuance costs. Adoption of this accounting standard update did not impact our statements of operations or cash flows.

In September 2015, FASB issued an accounting standards update for “Business Combinations,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This new update is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years). This new guidance will be adopted prospectively in the first quarter of 2016. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

2.	Impairment of Oil and Gas Properties

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are periodically evaluated for potential impairment when events or circumstances indicate that the carrying values of those assets may not be recoverable in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment loss equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows.

Estimating future net cash flows involves the use of judgments, including estimation of the proved and unproved oil, NGL and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The fair value of the proved oil and gas properties and equipment was estimated using a discounted cash flow model, which is a Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices; (ii) pricing adjustments for differentials; (iii) production costs; (iv) capital expenditures; (v) future oil and gas reserves to be recovered and the timing thereof; and (vi) discount rate.

For the three and nine months ended September 30, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells, due to the impact of the sharp decline in forward commodity prices during the three months ended September 30, 2015. At September 30, 2015, we had $22 million in value recorded for these properties, which is the estimated fair value. Our estimates of future cash flows attributable to our oil and gas properties could decline further with commodity prices which may result in additional impairment losses.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Certain leases outside of our core development project were impaired during the three and nine months ended September 30, 2015, as we do not plan to develop them in the current commodity price environment. As a result, we recorded a non-cash impairment loss of unproved property of $5.5 million for the three and nine months ended September 30, 2015.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The total impairment loss of $220.2 million for the three and nine months ended September 30, 2015, is recorded in impairment of oil and gas properties on our consolidated statements of operations, and in accumulated depletion, depreciation and amortization on our consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income (numerator):
Net (loss) income – basic	$(148,787)	$22,447	$(168,345)	$29,185

Weighted average shares (denominator):
Weighted average shares – basic	40,541,420	39,363,441	40,419,187	39,325,552
Dilution effect of share-based compensation, treasury method	— (1)	16,338	— (1)	15,409

Weighted average shares – diluted	40,541,420	39,379,779	40,419,187	39,340,961

Net (loss) income per share:
Basic	$(3.67)	$0.57	$(4.16)	$0.74

Diluted	$(3.67)	$0.57	$(4.16)	$0.74

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and nine months ended September 30, 2015.

4.	Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2015, and December 31, 2014 (in thousands).

	September 30,	December 31,
	2015	2014

Senior secured credit facility:
Outstanding borrowings	$278,000	$150,000
Debt issuance costs	(2,421)	(2,928)

Senior secured credit facility, net	275,579	147,072
Senior notes:
Principal	245,000	250,000
Debt issuance costs	(4,986)	(5,761)

Senior notes, net	240,014	244,239

Total long-term debt	$515,593	$391,311

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Senior Secured Credit Facility

At September 30, 2015, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $450 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually based on our oil, NGL and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

In September 2015, the lenders under the Credit Facility completed their semi-annual borrowing base redetermination, which reaffirmed the aggregate lender commitments of $450 million and decreased the borrowing base to $450 million from $525 million.

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

We had outstanding borrowings of $278 million under the Credit Facility at September 30, 2015, compared to $150 million of outstanding borrowings at December 31, 2014. The weighted average interest rate applicable to borrowings under the Credit Facility for the nine months ended September 30, 2015, was 2.1%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at September 30, 2015, and December 31, 2014, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries, representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries.

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

September 30, 2015

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is payable semi-annually on June 15 and December 15.

In August 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

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

September 30, 2015

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

At September 30, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5.	Termination Costs

In September 2015, we reduced our workforce to decrease costs and better align our workforce with the needs of the business and current oil and gas prices. In connection with the reduction, we incurred $1.4 million in expenses, which is recorded in termination costs on our consolidated statements of operations. As of September 30, 2015, $1.4 million in termination costs is recorded in current liabilities on our consolidated balance sheets. We also recorded a benefit of $0.3 million in share-based compensation expense related to the forfeiture of 97,083 outstanding unvested shares of restricted stock in connection with our workforce reduction, which is recorded in general and administrative expense on our consolidated statements of operations.

6.	Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations, termination agreements and employment agreements with our executive officers. At September 30, 2015, outstanding borrowings under the Credit Facility were $278 million, compared to $150 million at December 31, 2014. In August 2015, we exercised our early termination option related to our last remaining daywork drilling rig contract. We incurred $1.7 million in expense related to the early termination of this contract, which is recorded in exploration expense on our consolidated statements of operations. Since December 31, 2014, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

7.	Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2015, was 35.5% and 35.6%, respectively. Total income tax expense for the three and nine months ended September 30, 2015, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income, due primarily to state taxes and the impact of permanent differences between book and taxable income.

The effective income tax rate for the three and nine months ended September 30, 2014, was 36.2%. Total income tax expense for the three and nine months ended September 30, 2014, differed from amounts computed by applying the U.S. federal statutory tax rates to pre-tax income, due primarily to state taxes and the impact of permanent differences between book and taxable income.

8.	Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at September 30, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
October 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
October 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
October 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl
October 2015 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
October 2015 – December 2016	Swap	250 Bbls/d	$62.55/Bbl

Natural Gas
October 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
October 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu
March 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
March 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2015, and December 31, 2014 (in thousands).

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$17,022	$39,951

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain (loss) on commodity derivatives	$12,755	$(764)	$37,937	$(5,423)
	Unrealized gain (loss) on commodity derivatives	296	18,810	(22,929)	5,206

		$13,051	$18,046	$(15,008)	$(217)

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets. Realized gains and losses are also included in income (expense) on our consolidated statements of operations. Accounts receivable related to oil, NGL and gas sales includes $3.8 million and $4.8 million from realized gains on commodity derivatives at September 30, 2015, and December 31, 2014, respectively.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2015, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At September 30, 2015, all of our commodity derivatives were valued using Level 2 measurements.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The fair value of oil and gas properties used in estimating our recognized impairment loss represents a nonrecurring Level 3 measurement. See Note 2 “Impairment of Oil and Gas Properties” for significant inputs and methodology related to the Level 3 measurement.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2015
	Carrying Amount	Fair Value
Senior Notes, net	$240,014	$141,612

The fair value of the Senior Notes uses pricing that is readily available in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

9.	Share-Based Compensation

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing, oil and gas;

•	oil, NGL and gas prices;

•	overall United States and global economic and financial market conditions;

•	domestic and foreign demand and supply for oil, NGLs, gas and the products derived from such hydrocarbons;

•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;

•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;

•	disruption of credit and capital markets;

•	our financial position;

•	our cash flows and liquidity;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and gas and other processing and transportation considerations;

•	marketing of oil, NGLs and gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;

•	competition in the oil and gas industry;

•	uncertainty regarding our future operating results;

•	interpretation of 3-D seismic data;

•	replacing our oil, NGL and gas reserves;

•	our ability to retain and attract key personnel;

•	our business strategy, including our ability to recover oil, NGLs and gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;

•	development of our current asset base or property acquisitions;

•	estimated quantities of oil, NGL and gas reserves and present value thereof;

•	plans, objectives, expectations and intentions contained in this report that are not historical; and

•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, and in this Quarterly Report for the three and nine months ended September 30, 2015.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 130,000 net acres, as of September 30, 2015. We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We are focused on developing the significant resource potential from the Wolfcamp shale oil formation. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2014, our estimated proved reserves were 146.2 million barrels of oil equivalent (“MMBoe”), made up of 38% oil, 28% NGLs, 34% gas and 41% proved developed reserves. Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas. At September 30, 2015, we owned working interests in 757 producing oil and gas wells.

Third Quarter 2015 Activity

During the three months ended September 30, 2015, we produced 1,525 MBoe, or 16.6 MBoe/d. We drilled four horizontal wells and completed five horizontal wells. At September 30, 2015, four wells were waiting on completion. In August 2015, we exercised our early termination option related to our last remaining drilling rig contract.

2015 Capital Expenditures

For the three months ended September 30, 2015, our capital expenditures totaled $19.8 million, consisting of $17.9 million for drilling and completion activities and $1.9 million for infrastructure projects and equipment. During the third quarter of 2015, in response to continued decline in oil, NGL and gas prices, we suspended our drilling and completion activities. For the nine months ended September 30, 2015, our capital expenditures totaled $151.3 million. We will continue to monitor commodity prices and operating expenses to determine any further adjustments to our capital budget.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2015 and 2014. We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues (in thousands):
Oil	$20,213	$47,194	$67,142	$140,509
NGLs	5,311	11,628	16,067	33,486
Gas	8,417	9,302	22,635	29,464

Total oil, NGL and gas sales	33,941	68,124	105,844	203,459

Realized gain (loss) on commodity derivatives	12,755	(764)	37,937	(5,423)

Total oil, NGL and gas sales including derivative impact	$46,696	$67,360	$143,781	$198,036

Production:
Oil (MBbls)	490	507	1,483	1,482
NGLs (MBbls)	488	392	1,266	1,057
Gas (MMcf)	3,285	2,445	8,721	6,727

Total (MBoe)	1,525	1,306	4,202	3,659
Total (MBoe/d)	16.6	14.2	15.4	13.4

Average prices:
Oil (per Bbl)	$41.27	$93.14	$45.28	$94.84
NGLs (per Bbl)	10.89	29.70	12.69	31.69
Gas (per Mcf)	2.56	3.80	2.60	4.38

Total (per Boe)	$22.26	$52.17	$25.19	$55.60

Realized gain (loss) on commodity derivatives (per Boe)	8.36	(0.58)	9.03	(1.49)

Total including derivative impact (per Boe)	$30.62	$51.59	$34.22	$54.11

Costs and expenses (per Boe):
Lease operating	$5.04	$5.87	$5.17	$6.41
Production and ad valorem taxes	1.77	2.55	2.02	3.40
Exploration	1.28	0.68	1.00	0.98
General and administrative	4.77	5.88	5.45	6.45
Depletion, depreciation and amortization	20.47	19.88	20.50	21.35

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

MMBtu. Million British thermal units.

MMcf. Million cubic feet of natural gas.

NGLs. Natural gas liquids.

NYMEX. New York Mercantile Exchange

/d. “Per day” when used with volumetric units or dollars.

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Oil, NGL and gas sales. Oil, NGL and gas sales decreased $34.2 million, or 50%, for the three months ended September 30, 2015, to $33.9 million, from $68.1 million for the three months ended September 30, 2014. The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($38.7 million) offset by an increase in production volumes ($4.5 million). Production volumes increased as a result of our development in Project Pangea.

Net (loss) income. Net loss for the three months ended September 30, 2015, was $148.8 million, or $3.67 per diluted share, compared to net income of $22.4 million, or $0.57 per diluted share, for the three months ended September 30, 2014. Net loss for the three months ended September 30, 2015, included an impairment loss of $220.2 million, a tax benefit of $81.8 million primarily related to the impairment loss, a realized gain on commodity derivatives of $12.8 million, an unrealized gain on commodity derivatives of $0.3 million, a gain on debt extinguishment of $1.5 million and termination costs of $1.4 million. Net loss for the three months ended September 30, 2015, was primarily due to lower revenues of $34.2 million and an impairment loss of $220.2 million due to depressed commodity prices, partially offset by the related tax benefit of $81.8 million.

Oil, NGL and gas production. Production for the three months ended September 30, 2015, totaled 1,525 MBoe (16.6 MBoe/d), compared to production of 1,306 MBoe (14.2 MBoe/d) in the prior-year period, a 17% increase. Production for the three months ended September 30, 2015, was 32% oil, 32% NGLs and 36% gas, compared to 39% oil, 30% NGLs and 31% gas in the 2014 period. Production volumes increased during the three months ended September 30, 2015, as a result of our continued development in Project Pangea. We expect production to decline next quarter due to reduced drilling and completion activity.

Impairment of oil and gas properties. We recognized a non-cash impairment loss of $220.2 million for the three months ended September 30, 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices; (ii) pricing adjustments for differentials; (iii) production costs; (iv) capital expenditures; (v) future oil and gas reserves to be recovered and the timing thereof; and (vi) discount rate.

We may incur additional impairments to our oil and natural gas properties in the future if oil and gas prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $12.8 million and a realized loss of $0.8 million for the three months ended September 30, 2015 and 2014, respectively. Our average realized price, including the effect of commodity derivatives, was $30.62 per Boe for the three months ended September 30, 2015, compared to $51.59 per Boe for the three months ended September 30, 2014. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized gain on commodity derivatives was $0.3 million for the three months ended September 30, 2015, compared to $18.8 million for the three months ended September 30, 2014. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) were $7.7 million for the three months ended September 30, 2015 and 2014. LOE per Boe decreased $0.83, or 14%, for the three months ended September 30, 2015, to $5.04 per Boe, from $5.87 per Boe for the three months ended September 30, 2014. The decrease in LOE per Boe for the three months ended September 30, 2015, was primarily due to operation of our water recycling center, increased efficiency in our overall operations and other cost-saving initiatives. The following table summarizes LOE per Boe.

	Three Months Ended
	September 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Water hauling and other	$2.6	$1.71	$2.9	$2.20	$(0.3)	$(0.49)	(22.3)%
Compressor rental and repair	2.5	1.61	2.4	1.83	0.1	(0.22)	(12.0)
Well repairs, workovers and maintenance	1.4	0.91	1.3	0.96	0.1	(0.05)	(5.2)
Pumpers and supervision	1.2	0.81	1.1	0.88	0.1	(0.07)	(8.0)

Total	$7.7	$5.04	$7.7	$5.87	$—	$(0.83)	(14.1)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $0.6 million, or 19%, for the three months ended September 30, 2015, to $2.7 million from $3.3 million for the three months ended September 30, 2014. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $1.77 per Boe and $2.55 per Boe and approximately 8% and 4.9% of oil, NGL and gas sales for the three months ended September 30, 2015 and 2014, respectively. Production and ad valorem taxes for the three months ended September 30, 2014, included a $1 million refund from the state of Texas for production taxes on natural gas properties relating to tax reimbursements.

Exploration. We recorded $2 million, or $1.28 per Boe, and $0.9 million, or $0.68 per Boe, of exploration expense for the three months ended September 30, 2015 and 2014, respectively. The increase in exploration expense was primarily due to the early termination of our last remaining drilling contract for $1.7 million.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.4 million, or 5%, to $7.3 million, or $4.77 per Boe, for the three months ended September 30, 2015, from $7.7 million, or $5.88 per Boe, for the three months ended September 30, 2014. The decrease in G&A per Boe was primarily due to cost-saving initiatives. Share-based compensation for the three months ended September 30, 2015 included a benefit of $0.3 million related to forfeiture of 97,083 unvested shares of restricted stock in connection with our workforce reduction. We expect G&A to continue to decline from prior-year levels due to our cost-saving initiatives and the reduction in our workforce. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	September 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.5	$2.27	$3.5	$2.69	$—	$(0.42)	(15.6)%
Share-based compensation	1.7	1.12	2.0	1.50	(0.3)	(0.38)	(25.3)
Professional fees	0.8	0.54	0.5	0.38	0.3	0.16	42.1
Other	1.3	0.84	1.7	1.31	(0.4)	(0.47)	(35.9)

Total	$7.3	$4.77	$7.7	$5.88	$(0.4)	$(1.11)	(18.9)%

Termination costs. We recorded $1.4 million in termination costs for the three months ended September 30, 2015, in connection with a reduction of our workforce.

Depletion, depreciation and amortization. Our depletion, depreciation and amortization expense (“DD&A”) increased $5.2 million, or 20%, to $31.2 million for the three months ended September 30, 2015, from $26 million for the three months ended September 30, 2014. Our DD&A per Boe increased by $0.59 per Boe, or 3%, to $20.47 per Boe for the three months ended September 30, 2015, compared to $19.88 per Boe for the three months ended September 30, 2014. The increase in DD&A expense over the prior period was primarily due to higher production.

Interest expense, net. Our interest expense, net, increased $1.1 million, or 19%, to $6.5 million for the three months ended September 30, 2015, from $5.4 million for the three months ended September 30, 2014. This increase was primarily due to higher interest expense from increased borrowings under our amended and restated senior secured credit facility (the “Credit Facility”). We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under the Credit Facility.

Gain on extinguishment of debt. During the three months ended September 30, 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

As market conditions warrant and subject to our contractual restrictions in the Credit Facility or otherwise, liquidity position and other factors, we may from time to time seek to repurchase additional Senior Notes. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Income taxes. Our income taxes decreased $94.6 million to an income tax benefit of $81.8 million for the three months ended September 30, 2015, from an income tax expense of $12.8 million for the three months ended September 30, 2014. The decrease in income taxes was primarily due to the impairment loss of $220.2 million for the three months ended September 30, 2015. Our effective income tax rate for the three months ended September 30, 2015, was 35.5%, compared to 36.2% for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Oil, NGL and gas sales. Oil, NGL and gas sales decreased $97.7 million, or 48%, for the nine months ended September 30, 2015, to $105.8 million, from $203.5 million for the nine months ended September 30, 2014. The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($113.2 million) offset by an increase in production volumes ($15.5 million). Production volumes increased as a result of our development in Project Pangea.

Net (loss) income. Net loss for the nine months ended September 30, 2015, was $168.3 million, or $4.16 per diluted share, compared to net income of $29.2 million, or $0.74 per diluted share, for the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2015, included an impairment loss of $220.2 million, a tax benefit of $93.1 million primarily related to the impairment loss, an unrealized loss on commodity derivatives of $22.9 million and a realized gain on commodity derivatives of $37.9 million. Net loss for the nine months ended September 30, 2015, was primarily due to lower revenues of $97.7 million and an impairment loss of $220.2 million due to depressed commodity prices, partially offset by the related tax benefit of $93.1 million.

Oil, NGL and gas production. Production for the nine months ended September 30, 2015, totaled 4,202 MBoe (15.4 MBoe/d), compared to production of 3,659 MBoe (13.4 MBoe/d) in the prior-year period, a 15% increase. Production for the nine months ended September 30, 2015, was 35% oil, 30% NGLs and 35% gas, compared to 40% oil, 29% NGLs and 31% gas in the 2014 period. Production volumes increased during the nine months ended September 30, 2015, as a result of our development in Project Pangea.

Impairment of oil and gas properties. We recognized a non-cash impairment loss of $220.2 million for the nine months ended September 30, 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices; (ii) pricing adjustments for differentials; (iii) production costs; (iv) capital expenditures; (v) future oil and gas reserves to be recovered and the timing thereof; and (vi) discount rate.

We may incur additional impairments to our oil and natural gas properties in the future if oil and gas prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Commodity derivatives activities. Our commodity derivatives activity resulted in a realized gain of $37.9 million and a realized loss of $5.4 million for the nine months ended September 30, 2015 and 2014, respectively. Our average realized price, including the effect of commodity derivatives, was $34.22 per Boe for the nine months ended September 30, 2015, compared to $54.11 per Boe for the nine months ended September 30, 2014. Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed pricing in our derivatives contracts for the respective periods. The unrealized loss on commodity derivatives was $22.9 million for the nine months ended September 30, 2015, compared to an unrealized gain of $5.2 million for the nine months ended September 30, 2014. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $1.8 million, or 7%, for the nine months ended September 30, 2015, to $21.7 million, or $5.17 per Boe, from $23.5 million, or $6.41 per Boe, for the nine months ended September 30, 2014. The decrease in LOE per Boe for the nine months ended September 30, 2015, was primarily due to a decrease in well repairs, workovers and maintenance. The following table summarizes LOE per Boe.

	Nine Months Ended
	September 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Water hauling and other	$7.4	$1.76	$6.7	$1.81	$0.7	$(0.05)	(2.8)%
Compressor rental and repair	7.7	1.84	6.8	1.86	0.9	(0.02)	(1.1)
Pumpers and supervision	3.7	0.88	3.3	0.90	0.4	(0.02)	(2.2)
Well repairs, workovers and maintenance	2.9	0.69	6.7	1.84	(3.8)	(1.15)	(62.5)

Total	$21.7	$5.17	$23.5	$6.41	$(1.8)	$(1.24)	(19.3)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $3.9 million, or 32%, for the nine months ended September 30, 2015, to $8.5 million from $12.4 million for the nine months ended September 30, 2014. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods. Production and ad valorem taxes were $2.02 per Boe and $3.40 per Boe and approximately 8% and 6.1% of oil, NGL and gas sales for the nine months ended September 30, 2015 and 2014, respectively. Production and ad valorem taxes per Boe for the nine months ended September 30, 2014 included a $1 million refund from the state of Texas for production taxes on natural gas properties relating to tax reimbursements.

Exploration. We recorded $4.2 million, or $1.00 per Boe, and $3.6 million, or $0.98 per Boe, of exploration expense for the nine months ended September 30, 2015 and 2014, respectively. The increase in exploration expense was primarily due to the early termination of drilling contracts for $2.2 million, partially offset by lower lease expirations in the current period.

General and administrative. Our G&A decreased $0.7 million, or 3%, to $22.9 million, or $5.45 per Boe, for the nine months ended September 30, 2015, from $23.6 million, or $6.45 per Boe, for the nine months ended September 30, 2014. The decrease in G&A per Boe was primarily due to cost saving initiatives. Share-based compensation for the nine months ended September 30, 2015 included a benefit of $0.3 million related to forfeiture of 97,083 unvested shares of restricted stock in connection with our workforce reduction. Additionally, share-based compensation expense for the nine months ended September 30, 2014, includes a $1.1 million benefit of forfeited stock awards related to the retirement of one of our executive officers. We expect G&A to continue to decline from prior-year levels due to our cost-saving initiatives and the reduction in our workforce. The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended
	September 30,
	2015		2014		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$10.5	$2.49	$11.1	$3.03	$(0.6)	$(0.54)	(17.8)%
Share-based compensation	6.0	1.43	5.7	1.56	0.3	(0.13)	(8.3)
Professional fees	2.4	0.57	2.1	0.58	0.3	(0.01)	(1.7)
Other	4.0	0.96	4.7	1.28	(0.7)	(0.32)	(25.0)

Total	$22.9	$5.45	$23.6	$6.45	$(0.7)	$(1.00)	(15.5)%

Termination costs. We recorded $1.4 million in termination costs for the nine months ended September 30, 2015, in connection with a reduction of our workforce.

Depletion, depreciation and amortization. Our DD&A increased $8 million, or 10%, to $86.1 million for the nine months ended September 30, 2015, from $78.1 million for the nine months ended September 30, 2014. Our DD&A per Boe decreased by $0.85 per Boe, or 4%, to $20.50 per Boe for the nine months ended September 30, 2015, compared to $21.35 per Boe for the nine months ended September 30, 2014. The increase in DD&A expense over the prior-year period was primarily due to higher production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net. Our interest expense, net, increased $2.7 million, or 17%, to $18.6 million for the nine months ended September 30, 2015, from $15.9 million for the nine months ended September 30, 2014. This increase was due to higher interest expense from increased borrowings under the Credit Facility. We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under the Credit Facility.

Gain on extinguishment of debt. During the nine months ended September 30, 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

As market conditions warrant and subject to our contractual restrictions in the Credit Facility or otherwise, liquidity position and other factors, we may from time to time seek to repurchase additional Senior Notes. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Income taxes. Our income taxes decreased $109.7 million to an income tax benefit of $93.1 million for the nine months ended September 30, 2015, from an income tax expense of $16.6 million for the nine months ended September 30, 2014. The decrease in income taxes was primarily due to the net loss before income taxes in the 2015 period. Our effective income tax rate for the nine months ended September 30, 2015, was 35.6%, compared to 36.3% for the nine months ended September 30, 2014.

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

We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under the Credit Facility for current working capital needs. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under the Credit Facility.

Liquidity

We define liquidity as funds available under the Credit Facility and cash and cash equivalents. At September 30, 2015, we had $278 million in outstanding borrowings under the Credit Facility and liquidity of $172 million, compared to $150 million in outstanding borrowings under the Credit Facility and liquidity of $300 million at December 31, 2014. The table below summarizes our liquidity position at September 30, 2015, and December 31, 2014 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2015	2014
Borrowing base	$450,000	$450,000
Cash and cash equivalents	319	432
Credit Facility – outstanding borrowings	(278,000)	(150,000)
Undrawn letters of credit	(325)	(325)

Liquidity	$171,994	$300,107

Working Capital

Our working capital is affected primarily by our capital spending program. We had a working capital deficit of $12.6 million and $45.8 million at September 30, 2015, and December 31, 2014, respectively. The primary reason for the change in working capital was a decrease in accounts payable and accrued liabilities due to a decrease in our capital expenditures. We expect our working capital position to continue to improve for the remainder of the year. To the extent we operate, or end fiscal year 2015, with a working capital deficit, we expect such deficit to be more than offset by liquidity available under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$82,515	$135,465
Cash used in investing activities	(207,215)	(279,865)
Cash provided by financing activities	124,587	87,273

Net decrease in cash and cash equivalents	$(113)	$(57,127)

Operating Activities

Cash provided by operating activities decreased by 39%, or $53 million, to $82.5 million during the nine months ended September 30, 2015, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices and the timing of payments and receipts of working capital components.

Investing Activities

Cash used in investing activities decreased by $72.7 million for the nine months ended September 30, 2015, to $207.2 million, compared to the prior-year period. Our capital expenditures for the nine months ended September 30, 2015, were primarily attributable to drilling and development ($139.6 million), infrastructure projects and equipment ($11 million) and lease extensions ($0.7 million). Cash used in investing activities also included changes in working capital associated with investing activities ($55.9 million). In the nine months ended September 30, 2014, $7.4 million in restricted cash was released from escrow related to the sale of our interest in the Wildcat pipeline, offset by $0.2 million in post-closing working capital adjustments related to the sale. During the nine months ended September 30, 2015, we drilled a total of 21 horizontal wells and completed 28 horizontal wells in Project Pangea. At September 30, 2015, four wells were waiting on completion.

Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activities increased by $37.3 million, compared to the prior-year period. We had $278 million of outstanding borrowings under our Credit Facility at September 30, 2015, compared to $89.5 million of outstanding borrowings as of September 30, 2014. During the nine months ended September 30, 2015, net cash provided by financing activities included borrowings under our Credit Facility of $241.5 million that were partially offset by repayments of outstanding borrowings under our Credit Facility of $113.5 million. In comparison, for the nine months ended September 30, 2014, we had net cash provided by financing activities that included borrowings under the Credit Facility of $231.4 million, which were partially offset by repayments of outstanding borrowings under our Credit Facility of $141.9 million. The net cash provided by financing activities for the nine months ended September 30, 2015 includes the repurchase of a portion of our Senior Notes with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

Senior Secured Credit Facility

At September 30, 2015, the borrowing base and aggregate lender commitments under our Credit Facility were $450 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019. We had outstanding borrowings of $278 million and $150 million under the Credit Facility at September 30, 2015, and December 31, 2014, respectively. The weighted average interest rate applicable to borrowings under the Credit Facility for the nine months ended September 30, 2015, was 2.1%. Additional information regarding our credit arrangements is included in Note 4. “Long-Term Debt.”

At September 30, 2015, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access the Credit Facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, commodity prices, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At September 30, 2015, outstanding borrowings under the Credit Facility were $278 million, compared to $150 million at December 31, 2014. In August 2015, we exercised our early termination option related to our last remaining daywork drilling rig contract. We incurred $1.7 million in expense related to the early termination of this contract, which is recorded in exploration expense on our consolidated statements of operations. Since December 31, 2014, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2015, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our reserves have a rapid initial decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, by participating in farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity. A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues and increase future expected costs necessary to develop existing reserves.

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

We believe the outlook for our business is favorable despite the continued uncertainty of oil, NGL and gas prices. Our resource base, strong balance sheet, risk management, including commodity derivative strategy, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating area. We continue to focus on maintaining a strong balance sheet and cash flow, while growing production modestly in light of evolving market conditions.

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

In the three months ended September 30, 2015, the NYMEX WTI spot price averaged $47 per barrel, compared with approximately $97 per barrel in the three months ended September 30, 2014. In the nine months ended September 30, 2015, the NYMEX WTI spot price averaged $51 per barrel and ranged from a low of $38 per barrel to a high of $61 per barrel. In the nine months ended September 30, 2014, the NYMEX WTI spot price averaged $100 per barrel and ranged from a low of $91 per barrel to a high of $107 per barrel.

In the three months ended September 30, 2015, the Henry Hub natural gas spot price averaged $2.74 per MMBtu, compared with approximately $3.95 per MMBtu in the three months ended September 30, 2014. In the nine months ended September 30, 2015, the Henry Hub natural gas spot price averaged $2.76 per MMBtu and ranged from a low of $2.49 per MMBtu to a high of $3.23 per MMBtu. In the nine months ended September 30, 2014, the Henry Hub natural gas spot price averaged $4.41 per MMBtu and ranged from a low of $3.75 per MMBtu to a high of $6.15 per MMBtu.

We expect that a further decline in, or sustained low, oil and gas prices will not only decrease our revenues, but will also reduce the amount of oil and gas that we can produce economically and therefore lower our oil and gas reserves. The continued significant decline in oil and gas prices increases the uncertainty as to the impact of commodity prices on our estimated proved reserves. A prolonged period of depressed commodity prices may have a significant impact on the volume of our proved reserves.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at September 30, 2015.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2015 – December 2015	Collar	1,600 Bbls/d	$84.00/Bbl - $91.00/Bbl
October 2015 – December 2015	Collar	1,000 Bbls/d	$90.00/Bbl - $102.50/Bbl
October 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $94.00/Bbl
October 2015 – December 2015	Three-Way Collar	500 Bbls/d	$75.00/Bbl - $84.00/Bbl - $95.00/Bbl
October 2015 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
October 2015 – December 2016	Swap	250 Bbls/d	$62.55/Bbl

Natural Gas
October 2015 – December 2015	Swap	200,000 MMBtu/month	$4.10/MMBtu
October 2015 – December 2015	Collar	130,000 MMBtu/month	$4.00/MMBtu - $4.25/MMBtu
March 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
March 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu

At September 30, 2015, the fair value of our open derivative contracts was an asset of $17 million, compared to an asset of $40 million at December 31, 2014.

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

For the nine months ended September 30, 2015, we recorded an unrealized loss on commodity derivatives of $22.9 million from the change in fair value of our commodity derivatives positions, compared to an unrealized gain of $5.2 million for the nine months ended September 30, 2014. A hypothetical 10% increase in commodity prices would have resulted in a $4.6 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at September 30, 2015, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the nine months ended September 30, 2015.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2015. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

The estimated volumes, standardized measure and present value of future net revenues (“PV-10”) from our proved reserves as of December 31, 2014, calculated using SEC pricing will be higher than these measures calculated using current market prices.

Our estimated proved reserves as of December 31, 2014, and related PV-10 and standardized measure were calculated under SEC rules using 12-month trailing average benchmark prices of $94.56 per Bbl of oil, $31.50 per Bbl of NGLs and $4.55 per Mcf of gas. On October 5, 2015, the prompt month NYMEX-WTI futures price for oil was $46.26 per Bbl and the prompt month NYMEX-Henry Hub futures price for gas was $2.68 per MMBtu. Our realized price for NGLs was $12.69 per Bbl for the nine months ended September 30, 2015. Using more recent prices in estimating our proved reserves, without giving effect to any development activities during 2015, could result in a reduction in proved reserve volumes due to economic limits. Furthermore, lower commodity prices could substantially reduce the PV-10 and standardized measure of our proved reserves as of a more recent date.

Although we have hedged a portion of our estimated 2015 production, our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

At October 1, 2015, we had commodity price derivative agreements on approximately 4,350 Bbls/d of oil and on approximately 330,000 MMBtu/month of natural gas hedged with collars and three-way collars through the end of 2015 at average prices of $74.78 per Bbl and $4.06 per MMBtu, respectively. These hedges will not protect us from continuing and prolonged decline in the price of oil and natural gas after 2015. We have not entered into any significant hedging transactions for our anticipated 2016 oil or gas production. To the extent that the prices for oil and gas remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2015. The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 – July 31, 2015	687	$3.89	—	—
August 1, 2015 – August 31, 2015	987	2.62	—	—
September 1, 2015 – September 30, 2015	228	2.44	—	—

Total	1,902	$3.06	—	—

Item 6.	Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPROACH RESOURCES INC.

Date: November 5, 2015	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2	First Supplemental Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

4.3	Senior Indenture, dated as of June 11, 2013, among Approach Resources Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 11, 2013, and incorporated herein by reference).

*31.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.