Form 10-Q
period 2016-03-31
Approach Resources Inc
filed 2016-05-05
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 28, 2016, was 41,541,578.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$840	$600
Accounts receivable:
Joint interest owners	127	142
Oil, NGL and gas sales	7,372	11,747
Unrealized gain on commodity derivatives	6,256	6,737
Prepaid expenses and other current assets	1,621	1,212
Total current assets	16,216	20,438

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,858,112	1,853,781
Furniture, fixtures and equipment	5,631	5,628
Total oil and gas properties and equipment	1,863,743	1,859,409
Less accumulated depletion, depreciation and amortization	(724,875)	(704,863)
Net oil and gas properties and equipment	1,138,868	1,154,546

Total assets	$1,155,084	$1,174,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,767	$10,799
Oil, NGL and gas sales payable	3,211	4,245
Accrued liabilities	10,971	13,464
Total current liabilities	27,949	28,508

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	269,917	270,748
Senior notes, net	226,042	225,839
Unrealized loss on commodity derivatives	476	—
Deferred income taxes	24,534	31,779
Asset retirement obligations	10,274	10,143
Other noncurrent liabilities	41	—
Total liabilities	559,233	567,017

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	―	―
Common stock, $0.01 par value, 90,000,000 shares authorized, 41,541,578 and 40,788,705 issued and outstanding, respectively	410	408
Additional paid-in capital	582,165	580,623
Retained earnings	13,276	26,936
Total stockholders’ equity	595,851	607,967
Total liabilities and stockholders’ equity	$1,155,084	$1,174,984

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Oil, NGL and gas sales	$17,615	$33,298

EXPENSES:
Lease operating	6,356	7,146
Production and ad valorem taxes	1,664	2,828
Exploration	569	1,090
General and administrative (1)	6,051	8,102
Depletion, depreciation and amortization	20,229	26,520
Total expenses	34,869	45,686

OPERATING LOSS	(17,254)	(12,388)

OTHER:
Interest expense, net	(6,298)	(5,922)
Realized gain on commodity derivatives	3,500	15,901
Unrealized loss on commodity derivatives	(957)	(9,321)
Other income	104	26

LOSS BEFORE INCOME TAX BENEFIT	(20,905)	(11,704)
INCOME TAX BENEFIT	(7,245)	(3,996)

NET LOSS	$(13,660)	$(7,708)

LOSS PER SHARE:
Basic	$(0.33)	$(0.19)
Diluted	$(0.33)	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,069,071	40,157,164
Diluted	41,069,071	40,157,164
(1) Includes non-cash share-based compensation expense as follows:
	1,550	2,217

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(13,660)	$(7,708)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	20,229	26,520
Amortization of debt issuance costs	372	393
Unrealized loss on commodity derivatives	957	9,321
Exploration expense	505	592
Share-based compensation expense	1,550	2,217
Deferred income tax benefit	(7,245)	(3,996)
Other non-cash items	(104)	26
Changes in operating assets and liabilities:
Accounts receivable	4,390	2,219
Prepaid expenses and other current assets	(348)	(625)
Accounts payable	535	1,697
Oil, NGL and gas sales payable	(1,034)	(3,705)
Accrued liabilities	(856)	228
Cash provided by operating activities	5,291	27,179

INVESTING ACTIVITIES:
Additions to oil and gas properties	(4,874)	(74,540)
Additions to furniture, fixtures and equipment, net	(3)	(52)
Change in working capital related to investing activities	1,563	(12,690)
Cash used in investing activities	(3,314)	(87,282)

FINANCING ACTIVITIES:
Borrowings under credit facility	12,600	99,500
Repayment of amounts outstanding under credit facility	(13,600)	(39,500)
Tax withholdings related to restricted stock	(6)	(35)
Change in working capital related to financing activities	(731)	—
Cash (used in) provided by financing activities	(1,737)	59,965

CHANGE IN CASH AND CASH EQUIVALENTS	240	(138)
CASH AND CASH EQUIVALENTS, beginning of period	$600	$432

CASH AND CASH EQUIVALENTS, end of period	$840	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,873	$1,177

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$28	$62

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year, due in part to the volatility in prices for oil, natural gas liquids (“NGLs”) and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 4, 2016.

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated.  In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and gas reserves, which affect our estimate of depletion expense as well as our impairment analyses. Significant assumptions also are required in our estimation of accrued liabilities, commodity derivatives, income tax provision, share-based compensation and asset retirement obligations. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.  Certain prior-year amounts have been reclassified to conform to current-year presentation.  These classifications have no impact on the net loss reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In July 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We have not determined which transition method we will use and are continuing to evaluate our existing revenue recognition policies to determine whether any of our contracts will be affected by the new requirements.

In September 2015, FASB issued an accounting standards update for “Business Combinations,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this new guidance prospectively in the first quarter of 2016. This new guidance did not have a significant impact on the consolidated financial statements.

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance will be adopted under a modified retrospective approach, and is effective for interim and annual periods beginning after December 15, 2018. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

In March 2016, FASB issued an accounting standards update for “Compensation – Stock Compensation,” which amends existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits or deficiencies.  This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

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

	Three Months Ended March 31,
	2016		2015
Income (numerator):
Net loss – basic	$(13,660)		$(7,708)

Weighted average shares (denominator):
Weighted average shares – basic	41,069,071		40,157,164
Dilution effect of share-based compensation, treasury method	—	(1)	—	(1)
Weighted average shares – diluted	41,069,071		40,157,164

Net loss per share:
Basic	$(0.33)		$(0.19)
Diluted	$(0.33)		$(0.19)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended March 31, 2016 and 2015.

3. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2016, and December 31, 2015 (in thousands).

	March 31,	December 31,
	2016	2015
Senior secured credit facility:
Outstanding borrowings	$272,000	$273,000
Debt issuance costs	(2,083)	(2,252)
Senior secured credit facility, net	269,917	270,748
Senior notes:
Principal	230,320	230,320
Debt issuance costs	(4,278)	(4,481)
Senior notes, net	226,042	225,839
Total long-term debt	$495,959	$496,587

Senior Secured Credit Facility

At March 31, 2016, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $450 million, with maximum commitments from the lenders of $1 billion. The Credit

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

Facility has a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGL and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

At March 31, 2016, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 0.50% to 1.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 1.50% to 2.50%.  In addition, we pay an annual commitment fee ranging from 0.375% to 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $272 million under the Credit Facility at March 31, 2016, compared to $273 million of outstanding borrowings at December 31, 2015. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2016, was 2.4%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at March 31, 2016, and December 31, 2015, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to grant liens in favor of the lenders covering the oil and gas properties of the Company and its subsidiaries representing at least 80% of the total value of all oil and gas properties of the Company and its subsidiaries. At March 31, 2016, we were in compliance with all of our covenants.

On May 3, 2016, we entered into a third amendment to the Credit Facility. The third amendment, among other things, (a) decreased the borrowing base to $325 million from $450 million, (b) revised the Company’s permitted ratio of EBITDAX (as defined in the Credit Facility) to Interest Expense (as defined in the Credit Facility) to 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness), through December 31, 2017, 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter; (c) increased the applicable margin rates on borrowings by 100 basis points, (d) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, (e) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness, (f) requires that the Company grant liens in favor of the lenders covering at least 90% of the total value of all oil and gas properties and (g) requires cash and cash equivalents in excess of $35 million held by the Company to be applied to reduce outstanding borrowings under the Credit Facility.

Covenants

The Credit Facility, as amended on May 3, 2016, contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to interest as of the last day of any fiscal quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) on or before December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter, and

•	a consolidated modified current ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 15 and December 15. In 2015, we repurchased Senior Notes in the open market with an aggregate face value of $19.7 million.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

At March 31, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

4.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At March 31, 2016, outstanding borrowings under the Credit Facility were $272 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

5.  Income Taxes

The effective income tax rate for the three months ended March 31, 2016 and 2015, was 34.7% and 34.1%, respectively.  Total income tax expense for the three months ended March 31, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.2 million and state taxes.  Total income tax expense for the three months ended March 31, 2015, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.2 million and state taxes.

6.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at March 31, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
April 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
April 2016 – June 2016	Swap	500 Bbls/d	$40.25/Bbl
April 2016 – June 2016	Swap	1,000 Bbls/d	$40.00/Bbl
April 2016 – September 2016	Swap	750 Bbls/d	$43.00/Bbl

Natural Gas
April 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
April 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
April 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
April 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2016, and December 31, 2015 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31,	December 31,		March 31,	December 31,
		2016	2015		2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$6,256	$6,737	Unrealized loss on commodity derivatives	$(476)	$—

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended
		March 31,
		2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$(957)	$(9,321)
	Realized gain on commodity derivatives	3,500	15,901
		$2,543	$6,580

Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  We internally valued the option contracts using industry-standard option pricing models and observable market inputs.  We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.  Realized gains and losses are also included in income (expense) on our consolidated statements of operations.  Accounts receivable related to oil, NGL and gas sales includes $0.7 million and $4.8 million from realized gains on commodity derivatives at March 31, 2016, and December 31, 2015, respectively.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2016, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At March 31, 2016, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At March 31, 2016, we had no Level 3 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2016
	Carrying Amount	Fair Value
Senior Notes	$226,042	$110,554

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

7.  Share-Based Compensation

In March 2016, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions, and 550,272 shares, subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR, were granted to our executive officers. The aggregate fair market value of the cash-settled shares and TSR shares, assuming target TSR is achieved, on the grant date was approximately $1 million and $0.3 million, respectively, to be expensed over a remaining service period of approximately 3.5 years, subject to performance and three-year TSR conditions.

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three months ended March 31, 2016, we recognized $41,000 in expense, and at March 31, 2016, we recorded a liability of $41,000 related to the cash-settled performance awards in other noncurrent liabilities on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016.  Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGL and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGL and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGL and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 126,000 net acres as of March 31, 2016.  We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation.  Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2015, our estimated proved reserves were 166.6 million barrels of oil equivalent (“MMBoe”), made up of 33% oil, 30% NGLs, 37% gas and 37% proved developed reserves.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At March 31, 2016, we owned working interests in 812 producing oil and gas wells.

First Quarter 2016 Activity

Although our long-term strategy remains to develop resource potential from the Wolfcamp shale oil formation, the growth of our reserves and production, as well as achievable rates of return, depends on commodity prices. During 2014-2015, we experienced dramatic price decreases in the commodities we produce. Through the first quarter of 2016, commodity prices had not recovered sufficiently to allow us to resume our long-term business strategy of growth.

During the three months ended March 31, 2016, we produced 1,165 MBoe, or 12.8 MBoe/d.  We drilled four horizontal wells and did not complete any horizontal wells. At March 31, 2016, we had nine horizontal Wolfcamp wells waiting on completion.  We currently have no horizontal rigs running in Project Pangea.

2016 Capital Expenditures

For the three months ended March 31, 2016, our capital expenditures totaled $4.9 million, consisting of $4 million for drilling activities and $0.9 million for infrastructure projects and equipment.  Our 2016 capital budget is a range of $20 million to $80 million. We have the operational flexibility to increase the capital budget in case of a commodity price recovery in 2016 or to further adjust our capital budget downward in response to further commodity price decreases.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2016 and 2015.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended
	March 31,
	2016	2015
Revenues (in thousands):
Oil	$9,687	$21,302
NGLs	3,224	5,152
Gas	4,704	6,844
Total oil, NGL and gas sales	17,615	33,298

Realized gain on commodity derivatives	3,500	15,901
Total oil, NGL and gas sales including derivative impact	$21,115	$49,199

Production:
Oil (MBbls)	357	493
NGLs (MBbls)	362	370
Gas (MMcf)	2,673	2,539
Total (MBoe)	1,165	1,287
Total (MBoe/d)	12.8	14.3

Average prices:
Oil (per Bbl)	$27.10	$43.17
NGLs (per Bbl)	8.90	13.92
Gas (per Mcf)	1.76	2.70
Total (per Boe)	15.12	25.87

Realized gain on commodity derivatives (per Boe)	3.00	12.36
Total including derivative impact (per Boe)	$18.12	$38.23

Costs and expenses (per Boe):
Lease operating	$5.45	$5.55
Production and ad valorem taxes	1.43	2.20
Exploration	0.49	0.85
General and administrative	5.19	6.30
Depletion, depreciation and amortization	17.36	20.61

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

NYMEX. New York Mercantile Exchange.

/d.  “Per day” when used with volumetric units or dollars.

Oil, NGL and gas sales.  Oil, NGL and gas sales decreased $15.7 million, or 47%, for the three months ended March 31, 2016, to $17.6 million, compared to $33.3 million for the three months ended March 31, 2015.  The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($10.1 million) and a decrease in production volumes ($5.6 million).  Production volumes decreased as a result of reduced drilling and completion activity.

Net loss.  Net loss for the three months ended March 31, 2016, was $13.7 million, or $0.33 per diluted share, compared to $7.7 million, or $0.19 per diluted share, for the three months ended March 31, 2015.  Net loss for the three months ended March 31, 2016, included a realized gain on commodity derivatives of $3.5 million and an unrealized loss on commodity derivatives of $1 million. The increase in the net loss for the three months ended March 31, 2016, was primarily due to lower revenues ($15.7 million) due to depressed commodity prices, partially offset by a decrease in expenses ($10.8 million).

Oil, NGL and gas production.  Production for the three months ended March 31, 2016, totaled 1,165 MBoe (12.8 MBoe/d), compared to production of 1,287 MBoe (14.3 MBoe/d) in the prior-year period, a 9% decrease.  Production for the three months ended March 31, 2016, was 31% oil, 31% NGLs and 38% gas, compared to 38% oil, 29% NGLs and 33% gas in the 2015 period.  Production volumes decreased during the three months ended March 31, 2016, as a result of reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $3.5 million and $15.9 million for the three months ended March 31, 2016 and 2015, respectively.  Our average realized price, including the effect of commodity derivatives, was $18.12 per Boe for the three months ended March 31, 2016, compared to $38.23 per Boe for the three months ended March 31, 2015.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized loss on commodity derivatives was $1 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $0.7 million, or 11%, for the three months ended March 31, 2016, to $6.4 million, or $5.45 per Boe, compared to $7.1 million, or $5.55 per Boe, for the three months ended March 31, 2015.  The decrease in LOE per Boe for the three months ended March 31, 2016, was primarily due to increased efficiency in our water hauling operations, a decrease in compressor rental and repair, lower pumpers and supervision costs due to a reduction in our workforce, partially offset by an increase in well repairs, workovers and maintenance. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$2.2	$1.83	$2.8	$2.17	$(0.6)	$(0.34)	(15.7)%
Water hauling and other	1.8	1.57	2.5	1.99	(0.7)	(0.42)	(21.1)
Well repairs, workovers and maintenance	1.7	1.46	0.6	0.43	1.1	1.03	239.5
Pumpers and supervision	0.7	0.59	1.2	0.96	(0.5)	(0.37)	(38.5)
Total	$6.4	$5.45	$7.1	$5.55	$(0.7)	$(0.10)	(1.8)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.1 million, or 41%, for the three months ended March 31, 2016, to $1.7 million compared to $2.8 million for the three months ended March 31, 2015.  The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods.  Production and ad valorem taxes were $1.43 per Boe and $2.20 per Boe and approximately 9.4% and 8.5% of oil, NGL and gas sales for the three months ended March 31, 2016 and 2015, respectively.

Exploration. We recorded $0.6 million, or $0.49 per Boe, and $1.1 million, or $0.85 per Boe, of exploration expense for the three months ended March 31, 2016 and 2015, respectively.  The decrease in exploration expense was primarily due to the early termination of one of our daywork drilling contracts in 2015.

General and administrative. Our general and administrative expenses (“G&A”) decreased $2 million, or 25%, to $6.1 million, or $5.19 per Boe, for the three months ended March 31, 2016, compared to $8.1 million, or $6.30 per Boe, for the three months ended March 31, 2015.  The decrease in G&A and G&A per Boe was primarily due to lower salaries and benefits, share-based compensation and other cost saving initiatives.  We expect G&A to decline from prior year levels due to cost saving initiatives for the remainder of 2016.  The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	March 31,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$2.8	$2.38	$3.5	$2.72	$(0.7)	$(0.34)	(12.5)%
Share-based compensation	1.6	$1.33	2.2	1.72	(0.6)	(0.39)	(22.7)
Professional fees	0.6	$0.50	0.9	0.68	(0.3)	(0.18)	(26.5)
Other	1.1	$0.98	1.5	1.18	(0.4)	(0.20)	(16.9)
Total	$6.1	$5.19	$8.1	$6.30	$(2.0)	$(1.11)	(17.6)%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $6.3 million, or 24%, to $20.2 million for the three months ended March 31, 2016, compared to $26.5 million for the three months ended March 31, 2015.  Our DD&A per Boe decreased by $3.25, or 16%, to $17.36 per Boe for the three months ended March 31, 2016, compared to $20.61 per Boe for the three months ended March 31, 2015.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.  The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $0.4 million, or 6%, to $6.3 million for the three months ended March 31, 2016, compared to $5.9 million for the three months ended March 31, 2015.  This increase was primarily due to higher interest expense from increased borrowings under our revolving credit facility, partially offset by interest savings of $0.4 million from our 2015 repurchase of $19.7 million aggregate face value of our 7% Senior Notes due 2021 on the open market.  We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under our revolving credit facility and an increase in the applicable margin rates under our revolving credit facility.

Income taxes. Our income tax benefit increased $3.2 million to $7.2 million for the three months ended March 31, 2016, from $4 million for the three months ended March 31, 2015. The increase in the income tax benefit was primarily due to the increase in net loss before income taxes in the 2016 period.  Our effective income tax rate for the three months ended March 31, 2016, was 34.7%, compared to 34.1% for the three months ended March 31, 2015.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings, to the extent available, under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future public or private equity and debt offerings to satisfy our liquidity needs.  Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices remain at depressed levels or decline further, our operating cash flows will decrease and our lenders may further reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGL and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility.

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

In addition, we intend to explore, and have discussed with select parties, various alternatives to strengthen our balance sheet and preserve financial flexibility. These alternatives include additional debt buybacks, debt for debt or debt for equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, and private or public equity raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or bond holders. There is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  At March 31, 2016, we had $272 million in outstanding borrowings under our revolving credit facility and liquidity of $178.5 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $177.3 million at December 31, 2015. The table below summarizes our liquidity position at March 31, 2016, and December 31, 2015 (dollars in thousands).

	Liquidity at March 31,	Liquidity at December 31,
	2016	2015
Borrowing base	$450,000	$450,000
Cash and cash equivalents	840	600
Long-term debt – Credit Facility	(272,000)	(273,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$178,515	$177,275

In May 2016, the lenders under our revolving credit facility completed their semi-annual borrowing base redetermination, which decreased the borrowing base to $325 million from $450 million. The reduction in our borrowing base was attributable to a decrease in commodity prices. Additional information regarding our revolving credit facility is included in Note 3. “Long-Term Debt.”

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program.  We had a working capital deficit of $11.7 million at March 31, 2016, compared to a working capital deficit of $8.1 million at December 31, 2015.  The change in working capital was due to the timing of settlement of current assets and liabilities and an increase in current liabilities due to our capital expenditures for the three months ended March 31, 2016. To the extent we operate, or end fiscal year 2016, with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$5,291	$27,179
Cash used in investing activities	(3,314)	(87,282)
Cash (used in) provided by financing activities	(1,737)	59,965
Net increase (decrease) in cash and cash equivalents	$240	$(138)

Operating Activities

Cash provided by operating activities decreased by 81%, or $21.9 million, to $5.3 million during the three months ended March 31, 2016, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices.

Investing Activities

Cash used in investing activities decreased by $84 million for the three months ended March 31, 2016, to $3.3 million, compared to the prior-year period. Cash used in investing activities for the three months ended March 31, 2016, was primarily attributable to drilling and development ($4 million) and infrastructure projects and equipment ($0.9 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($1.6 million).  During the three months ended March 31, 2016, we drilled a total of four and completed no horizontal wells.

Financing Activities

Cash provided by financing activities decreased by $61.7 million for the three months ended March 31, 2016, to $1.7 million of cash used in financing activities, compared to $60 million of cash provided by financing activities. We had $272 million in outstanding borrowings under our revolving credit facility at March 31, 2016, compared to $210 million in outstanding borrowings as of March 31, 2015. During the three months ended March 31, 2016, net cash used in financing activities included borrowings under our revolving credit facility of $12.6 million that were partially offset by repayments of outstanding borrowings under our revolving credit facility of $13.6 million.

As market conditions warrant, and subject to our contractual restrictions in our revolving credit facility or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, repurchases of our common stock or outstanding debt, debt for debt or debt for equity exchanges or refinancings, and private or public equity raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or bond holders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Revolving Credit Facility

At March 31, 2016, the borrowing base and aggregate lender commitments under our revolving credit facility were $450 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $272 million and $273 million under our revolving credit facility at March 31, 2016, and December 31, 2015, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended March 31, 2016, was 2.4%.

In order to provide more flexibility in managing our balance sheet, we entered into a third amendment to our revolving credit facility on May 3, 2016.  Specifically, the third amendment modified our interest coverage ratio covenant (as defined in the revolving credit facility) to 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness), through December 31, 2017, 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter (from previous ratio of 2.5 to 1.0).  Additionally, the third amendment (a) decreased the borrowing base to $325 million from $450 million, (b) increased the applicable margin rates on borrowings by 100 basis points, (c) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, and (d) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness. Additional information regarding our credit arrangements is included in Note 3. “Long-Term Debt.”

At March 31, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At March 31, 2016, outstanding borrowings under our revolving credit facility were $272 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2016, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil, NGL and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGL and gas consumption.  As a result, we cannot accurately predict future oil, NGL and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  A substantial or extended decline in oil, NGL and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under the our revolving credit facility and through capital markets.

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

We also face the challenge of financing exploration, development and future acquisitions. We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and execution of our current development project.  However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

We believe the outlook for our business is favorable despite the continued uncertainty of oil, NGL and gas prices. Our resource base, adequate current liquidity, risk management, including commodity derivative strategy, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating area.

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

In the three months ended March 31, 2016, the NYMEX WTI prompt month price averaged $33.73 per barrel and ranged from a low of $26.10 per barrel to $41.50 per barrel. In the three months ended March 31, 2015, the NYMEX WTI prompt month price averaged $48.80 per barrel and ranged from a low of $43.46 per barrel to $53.53 per barrel.

In the three months ended March 31, 2016, the NYMEX Henry Hub natural gas prompt month price averaged $1.99 per MMBtu and ranged from a low of $1.64 per MMBtu to $2.47 per MMBtu. In the three months ended March 31, 2015, the NYMEX Henry Hub natural gas prompt month price averaged $2.82 per MMBtu and ranged from a low of $2.56 per MMBtu to $3.23 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at March 31, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
April 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
April 2016 – June 2016	Swap	500 Bbls/d	$40.25/Bbl
April 2016 – June 2016	Swap	1,000 Bbls/d	$40.00/Bbl
April 2016 – September 2016	Swap	750 Bbls/d	$43.00/Bbl

Natural Gas
April 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
April 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
April 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
April 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu

At March 31, 2016, the fair value of our open derivative contracts was a net asset of $5.8 million, compared to an asset of $6.7 million at December 31, 2015.

We are exposed to credit losses in the event of nonperformance by counterparties on our commodity derivative positions. We do not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions; however, we cannot be certain that we will not experience such losses in the future.  All of the counterparties to our commodity derivative positions are participants in our revolving credit facility, and the collateral for the outstanding borrowings under the revolving credit facility is used as collateral for our commodity derivatives.

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

For the three months ended March 31, 2016 and 2015, we recorded an unrealized loss on commodity derivatives of $1 million and $9.3 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $3.9 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2016, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2016.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2016. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II―OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2015, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends and Outlook” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 4, 2016.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2016.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 – January 31, 2016	4,579	$1.10	—	—
February 1, 2016 – February 29, 2016	64	0.76	—	—
March 1, 2016 – March 31, 2016	—	—	—	—
Total	4,643	$1.10	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: May 5, 2016	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

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

10.1

Third Amendment dated as of May 3, 2016, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and amount the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016, and incorporated herein by reference).

*10.2†	Fourth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan.

*10.3†	Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan.

*31.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chairman, Chief Executive Officer and President Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan arrangement.