Form 10-Q
period 2016-06-30
Approach Resources Inc
filed 2016-08-04
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2016, was 41,611,672.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$893	$600
Accounts receivable:
Joint interest owners	74	142
Oil, NGL and gas sales	7,933	11,747
Unrealized gain on commodity derivatives	1,734	6,737
Prepaid expenses and other current assets	1,539	1,212
Total current assets	12,173	20,438

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,863,396	1,853,781
Furniture, fixtures and equipment	5,643	5,628
Total oil and gas properties and equipment	1,869,039	1,859,409
Less accumulated depletion, depreciation and amortization	(744,757)	(704,863)
Net oil and gas properties and equipment	1,124,282	1,154,546

Total assets	$1,136,455	$1,174,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,151	$10,799
Oil, NGL and gas sales payable	4,196	4,245
Unrealized loss on commodity derivatives	3,308	—
Accrued liabilities	10,649	13,464
Total current liabilities	28,304	28,508

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	273,431	270,748
Senior notes, net	226,246	225,839
Unrealized loss on commodity derivatives	723	—
Deferred income taxes	15,847	31,779
Asset retirement obligations	10,383	10,143
Other noncurrent liabilities	339	—
Total liabilities	555,273	567,017

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none, outstanding	―	―
Common stock, $0.01 par value, 90,000,000 shares authorized, 41,611,672 and 40,788,705 issued and outstanding, respectively	410	408
Additional paid-in capital	583,531	580,623
Accumulated (deficit) earnings	(2,759)	26,936
Total stockholders’ equity	581,182	607,967
Total liabilities and stockholders’ equity	$1,136,455	$1,174,984

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Oil, NGL and gas sales	$22,433	$38,605	$40,048	$71,903

EXPENSES:
Lease operating	5,234	6,917	11,590	14,063
Production and ad valorem taxes	1,855	2,974	3,519	5,802
Exploration	1,622	1,165	2,191	2,255
General and administrative (1)	5,832	7,510	11,883	15,612
Depletion, depreciation and amortization	19,991	28,404	40,220	54,924
Total expenses	34,534	46,970	69,403	92,656

OPERATING LOSS	(12,101)	(8,365)	(29,355)	(20,753)

OTHER:
Interest expense, net	(6,808)	(6,243)	(13,106)	(12,165)
Write-off of debt issuance costs	(563)	—	(563)	—
Realized gain on commodity derivatives	1,409	9,281	4,909	25,182
Unrealized loss on commodity derivatives	(8,076)	(13,904)	(9,033)	(23,225)
Other income	1,417	12	1,521	38

LOSS BEFORE INCOME TAX BENEFIT	(24,722)	(19,219)	(45,627)	(30,923)
INCOME TAX BENEFIT	(8,687)	(7,369)	(15,932)	(11,365)

NET LOSS	$(16,035)	$(11,850)	$(29,695)	$(19,558)

LOSS PER SHARE:
Basic	$(0.39)	$(0.29)	$(0.72)	$(0.48)
Diluted	$(0.39)	$(0.29)	$(0.72)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,564,482	40,554,758	41,316,777	40,357,059
Diluted	41,564,482	40,554,758	41,316,777	40,357,059
(1) Includes non-cash share-based compensation expense as follows:	1,374	2,075	2,924	4,292

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(29,695)	$(19,558)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	40,220	54,924
Amortization of debt issuance costs	718	787
Write-off of debt issuance costs	563	—
Unrealized loss on commodity derivatives	9,033	23,225
Exploration expense	2,093	1,486
Share-based compensation expense	2,924	4,292
Deferred income tax benefit	(15,932)	(11,365)
Other non-cash items	(105)	(38)
Changes in operating assets and liabilities:
Accounts receivable	3,882	2,410
Prepaid expenses and other current assets	(266)	(288)
Accounts payable	(3,871)	(3,423)
Oil, NGL and gas sales payable	(49)	(3,699)
Accrued liabilities	(923)	1,348
Cash provided by operating activities	8,592	50,101

INVESTING ACTIVITIES:
Additions to oil and gas properties	(11,745)	(131,414)
Additions to furniture, fixtures and equipment, net	(15)	(53)
Change in working capital related to investing activities	2,397	(25,214)
Cash used in investing activities	(9,363)	(156,681)

FINANCING ACTIVITIES:
Borrowings under credit facility	33,600	182,500
Repayment of amounts outstanding under credit facility	(31,600)	(75,500)
Tax withholdings related to restricted stock	(14)	(100)
Debt issuance costs	(191)	—
Change in working capital related to financing activities	(731)	—
Cash provided by financing activities	1,064	106,900

CHANGE IN CASH AND CASH EQUIVALENTS	293	320
CASH AND CASH EQUIVALENTS, beginning of period	$600	$432

CASH AND CASH EQUIVALENTS, end of period	$893	$752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,500	$11,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$28	$116

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

June 30, 2016

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (numerator):
Net loss – basic	$(16,035)	$(11,850)	$(29,695)	$(19,558)

Weighted average shares (denominator):
Weighted average shares – basic	41,564,482	40,554,758	41,316,777	40,357,059
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	41,564,482	40,554,758	41,316,777	40,357,059

Net loss per share:
Basic	$(0.39)	$(0.29)	$(0.72)	$(0.48)
Diluted	$(0.39)	$(0.29)	$(0.72)	$(0.48)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and six months ended June 30, 2016 and 2015.

3. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2016, and December 31, 2015 (in thousands).

	June 30,	December 31,
	2016	2015
Senior secured credit facility:
Outstanding borrowings	$275,000	$273,000
Debt issuance costs	(1,569)	(2,252)
Senior secured credit facility, net	273,431	270,748
Senior notes:
Principal	230,320	230,320
Debt issuance costs	(4,074)	(4,481)
Senior notes, net	226,246	225,839
Total long-term debt	$499,677	$496,587

Senior Secured Credit Facility

At June 30, 2016, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGL and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

At June 30, 2016, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $275 million under the Credit Facility at June 30, 2016, compared to $273 million of outstanding borrowings at December 31, 2015. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended June 30, 2016, was 3.4%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at June 30, 2016, and December 31, 2015, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to grant liens in favor of the lenders covering the oil and gas properties of the Company and its subsidiaries representing at least 90% of the total value of all oil and gas properties of the Company and its subsidiaries. At June 30, 2016, we were in compliance with all of our covenants.

On May 3, 2016, we entered into a third amendment to the Credit Facility. The third amendment, among other things, (a) decreased the borrowing base to $325 million from $450 million, (b) revised the Company’s permitted ratio of EBITDAX (as defined in the Credit Facility) to cash Interest Expense (as defined in the Credit Facility) to 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness), through December 31, 2017, 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter; (c) increased the applicable margin rates on borrowings by 100 basis points, (d) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, (e) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness, and (f) requires cash and cash equivalents in excess of $35 million held by the Company to be applied to reduce outstanding borrowings under the Credit Facility. In connection with the third amendment to the Credit Facility, $0.6 million of debt issuance costs were written off as a result of the reduction in the borrowing base, and we incurred $0.2 million of debt issuance costs.

Covenants

The Credit Facility contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to cash interest as of the last day of any fiscal quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) on or before December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter, and

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

June 30, 2016

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 15 and December 15. In 2015, we repurchased Senior Notes in the open market with an aggregate face value of $19.7 million.

We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee to Wells Fargo Bank, National Association. The senior indenture, as supplemented by a supplemental indenture dated June 11, 2013, is referred to as the “Indenture.”

As of June 15, 2016, we may redeem some or all of the Senior Notes at specified redemption prices, plus accrued and unpaid interest to the redemption date.  If we sell certain of our assets or experience specific kinds of changes of control, we may be required to offer to purchase the Senior Notes from holders. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of our subsidiaries, subject to certain customary release provisions. A subsidiary guarantor may be released from its obligations under the guarantee:

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

At June 30, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

4.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At June 30, 2016, outstanding borrowings under the Credit Facility were $275 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

During the three and six months ended June 30, 2016, we recorded a contractual settlement of $1.4 million, which is recorded in other income on our consolidated statements of operations.

5.  Income Taxes

The effective income tax rate for the three and six months ended June 30, 2016, was 35.1% and 34.9%, respectively.  Total income tax expense for the three and six months ended June 30, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.1 million and $0.2 million, respectively.

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

6.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at June 30, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
July 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
July 2016 – September 2016	Swap	750 Bbls/d	$43.00/Bbl

Natural Gas
July 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
July 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
July 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
July 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
November 2016 – March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2016, and December 31, 2015 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30,	December 31,		June 30,	December 31,
		2016	2015		2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$1,734	$6,737	Unrealized loss on commodity derivatives	$(4,031)	$—

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized loss on commodity derivatives	$(8,076)	$(13,904)	$(9,033)	$(23,225)
	Realized gain on commodity derivatives	1,409	9,281	4,909	25,182
		$(6,667)	$(4,623)	$(4,124)	$1,957

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2016, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At June 30, 2016, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At June 30, 2016, we had no Level 3 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2016
	Carrying Amount	Fair Value
Senior Notes	$226,246	$150,169

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

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and six months ended June 30, 2016, we recognized $298,000 and $339,000 in expense, respectively, and at June 30, 2016, we recorded a liability of $339,000 related to the cash-settled performance awards in other noncurrent liabilities on our consolidated balance sheets.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 126,000 net acres as of June 30, 2016.  We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation.  Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2015, our estimated proved reserves were 166.6 million barrels of oil equivalent (“MMBoe”), made up of 33% oil, 30% NGLs, 37% gas and 37% proved developed reserves.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At June 30, 2016, we owned working interests in 806 producing oil and gas wells.

Second Quarter 2016 Activity

Although our long-term strategy remains to develop resource potential from the Wolfcamp shale oil formation, the growth of our reserves and production, as well as achievable rates of return, depends on commodity prices. During 2014-2015, we experienced dramatic price decreases in the commodities we produce. Through the second quarter of 2016, commodity prices have remained volatile, but improved compared to the first quarter of 2016; however, commodity prices have not recovered sufficiently to allow us to resume our long-term business strategy of growth.

During the three months ended June 30, 2016, we produced 1,148 MBoe, or 12.6 MBoe/d.  We did not drill any horizontal wells and completed two horizontal wells. At June 30, 2016, we had seven horizontal Wolfcamp wells waiting on completion.  We currently have no horizontal rigs running in Project Pangea.

2016 Capital Expenditures

For the three months ended June 30, 2016, our capital expenditures totaled $6.9 million, consisting of $5.4 million for completion activities and $1.5 million for infrastructure projects and equipment.  For the six months ended June 30, 2016, our capital expenditures totaled $11.8 million, consisting of $9.4 million for drilling and completion activities and $2.4 million for infrastructure projects and equipment.  Our 2016 capital budget is a range of $20 million to $80 million. We have the operational flexibility to increase the capital budget in case commodity prices recover further in 2016 or adjust our capital budget downward in response to further commodity price decreases.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2016 and 2015.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues (in thousands):
Oil	$12,556	$25,627	$22,243	$46,930
NGLs	5,497	5,603	8,721	10,755
Gas	4,380	7,375	9,084	14,218
Total oil, NGL and gas sales	22,433	38,605	40,048	71,903

Realized gain on commodity derivatives	1,409	9,281	4,909	25,182
Total oil, NGL and gas sales including derivative impact	$23,842	$47,886	$44,957	$97,085

Production:
Oil (MBbls)	315	499	673	993
NGLs (MBbls)	392	408	755	778
Gas (MMcf)	2,644	2,897	5,317	5,436
Total (MBoe)	1,148	1,391	2,314	2,677
Total (MBoe/d)	12.6	15.3	12.7	14.8

Average prices:
Oil (per Bbl)	$39.84	$51.31	$33.07	$47.27
NGLs (per Bbl)	14.00	13.72	11.55	13.82
Gas (per Mcf)	1.66	2.55	1.71	2.62
Total (per Boe)	$19.53	$27.76	$17.31	$26.86

Realized gain on commodity derivatives (per Boe)	1.23	6.68	2.12	9.41
Total including derivative impact (per Boe)	$20.76	$34.44	$19.43	$36.27

Costs and expenses (per Boe):
Lease operating	$4.56	$4.97	$5.01	$5.25
Production and ad valorem taxes	1.62	2.14	1.52	2.17
Exploration	1.41	0.84	0.95	0.84
General and administrative	5.08	5.40	5.14	5.83
Depletion, depreciation and amortization	17.41	20.43	17.38	20.51

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

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

Oil, NGL and gas sales.  Oil, NGL and gas sales decreased $16.2 million, or 42%, for the three months ended June 30, 2016, to $22.4 million, compared to $38.6 million for the three months ended June 30, 2015.  The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($5.9 million) and a decrease in production volumes ($10.3 million).  Production volumes decreased as a result of reduced drilling and completion activity.

Net loss.  Net loss for the three months ended June 30, 2016, was $16 million, or $0.39 per diluted share, compared to $11.9 million, or $0.29 per diluted share, for the three months ended June 30, 2015.  Net loss for the three months ended June 30, 2016, included a realized gain on commodity derivatives of $1.4 million and an unrealized loss on commodity derivatives of $8.1 million. The increase in the net loss for the three months ended June 30, 2016, was primarily due to lower revenues ($16.2 million) due to depressed commodity prices and lower production, partially offset by a decrease in expenses ($12.4 million).

Oil, NGL and gas production.  Production for the three months ended June 30, 2016, totaled 1,148 MBoe (12.6 MBoe/d), compared to production of 1,391 MBoe (15.3 MBoe/d) in the prior-year period, a 17% decrease.  Production for the three months ended June 30, 2016, was 28% oil, 34% NGLs and 38% gas, compared to 36% oil, 29% NGLs and 35% gas in the 2015 period.  Production volumes decreased during the three months ended June 30, 2016, as a result of reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $1.4 million and $9.3 million for the three months ended June 30, 2016 and 2015, respectively.  Our average realized price, including the effect of commodity derivatives, was $20.76 per Boe for the three months ended June 30, 2016, compared to $34.44 per Boe for the three months ended June 30, 2015.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized loss on commodity derivatives was $8.1 million and $13.9 million for the three months ended June 30, 2016 and 2015, respectively.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $1.7 million, or 24%, for the three months ended June 30, 2016, to $5.2 million, or $4.56 per Boe, compared to $6.9 million, or $4.97 per Boe, for the three months ended June 30, 2015.  The decrease in LOE per Boe for the three months ended June 30, 2016, was primarily due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce and a decrease in compressor rental and repair, partially offset by an increase in well repairs, workovers and maintenance. The following table summarizes LOE per Boe.

	Three Months Ended
	June 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$2.0	$1.73	$2.5	$1.78	$(0.5)	$(0.05)	(2.8)%
Water hauling and other	1.5	1.30	2.2	1.60	(0.7)	(0.30)	(18.8)
Well repairs, workovers and maintenance	1.0	0.92	1.0	0.70	-	0.22	31.4
Pumpers and supervision	0.7	0.61	1.2	0.89	(0.5)	(0.28)	(31.5)
Total	$5.2	$4.56	$6.9	$4.97	$(1.7)	$(0.41)	(8.2)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.1 million, or 38%, for the three months ended June 30, 2016, to $1.9 million compared to $3 million for the three months ended June 30, 2015.  The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods.  Production and ad valorem taxes were $1.62 per Boe and $2.14 per Boe and approximately 8.3% and 7.7% of oil, NGL and gas sales for the three months ended June 30, 2016 and 2015, respectively.

Exploration. We recorded $1.6 million, or $1.41 per Boe, and $1.2 million, or $0.84 per Boe, of exploration expense for the three months ended June 30, 2016 and 2015, respectively.  The increase in exploration expense was primarily due to lease expirations, for the three months ended June 30, 2016. We expect exploration expense to decrease going forward due to fewer lease expirations for the remainder of the year.

General and administrative. Our general and administrative expenses (“G&A”) decreased $1.7 million, or 22%, to $5.8 million, or $5.08 per Boe, for the three months ended June 30, 2016, compared to $7.5 million, or $5.40 per Boe, for the three months ended June 30, 2015.  The decrease in G&A and G&A per Boe was primarily due to lower share-based compensation, salaries and benefits and other cost saving initiatives.  We expect G&A to decline from prior year levels due to cost saving initiatives for the remainder of 2016.  The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	June 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$2.9	$2.55	$3.5	$2.52	$(0.6)	$0.03	1.2%
Share-based compensation	1.4	$1.20	2.1	1.49	(0.7)	(0.29)	(19.5)
Professional fees	0.4	$0.34	0.7	0.50	(0.3)	(0.16)	(32.0)
Other	1.1	$0.99	1.2	0.89	(0.1)	0.10	11.2
Total	$5.8	$5.08	$7.5	$5.40	$(1.7)	$(0.32)	(5.9)%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $8.4 million, or 30%, to $20 million for the three months ended June 30, 2016, compared to $28.4 million for the three months ended June 30, 2015.  Our DD&A per Boe decreased by $3.02, or 15%, to $17.41 per Boe for the three months ended June 30, 2016, compared to $20.43 per Boe for the three months ended June 30, 2015.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.  The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $0.6 million, or 9%, to $6.8 million for the three months ended June 30, 2016, compared to $6.2 million for the three months ended June 30, 2015.  This increase was due to higher interest expense from increased borrowings and the applicable margin rates under our revolving credit facility, partially offset by interest savings of $0.3 million from our 2015 repurchase of $19.7 million aggregate face value of our 7% Senior Notes due 2021 (“Senior Notes”) on the open market.  We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under our revolving credit facility and an increase in the applicable margin rates under our revolving credit facility.

Write-off of debt issuance costs. We recorded a $0.6 million write-off of unamortized debt issuance costs for the three months ended June 30, 2016, related to the third amendment of our revolving credit facility, due to the reduction in our borrowing base from $450 million to $325 million.

Other income. We recorded other income of $1.4 million for the three months ended June 30, 2016. This was due to a contractual settlement of $1.4 million.

Income taxes. Our income tax benefit increased $1.3 million to $8.7 million for the three months ended June 30, 2016, from $7.4 million for the three months ended June 30, 2015. The increase in the income tax benefit was primarily due to the increase in net loss before income taxes in the 2016 period.  Our effective income tax rate for the three months ended June 30, 2016, was 35.1%, compared to 38.3% for the three months ended June 30, 2015. The effective tax rate decreased for the three months ended June 30, 2016, compared to the prior-year period due to the impact of a reduction in the state tax rate of $0.8 million in 2015.

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

Oil, NGL and gas sales.  Oil, NGL and gas sales decreased $31.9 million, or 44%, for the six months ended June 30, 2016, to $40 million, compared to $71.9 million for the six months ended June 30, 2015.  The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($16.1 million) and a decrease in production volumes ($15.8 million).  Production volumes decreased as a result of reduced drilling and completion activity.

Net loss.  Net loss for the six months ended June 30, 2016, was $29.7 million, or $0.72 per diluted share, compared to $19.6 million, or $0.48 per diluted share, for the six months ended June 30, 2015.  Net loss for the six months ended June 30, 2016, included a realized gain on commodity derivatives of $4.9 million and an unrealized loss on commodity derivatives of $9 million. The increase in the net loss for the three months ended June 30, 2016, was primarily due to lower revenues ($31.9 million) due to depressed commodity prices and lower production, partially offset by a decrease in expenses ($23.3 million).

Oil, NGL and gas production.  Production for the six months ended June 30, 2016, totaled 2,314 MBoe (12.7 MBoe/d), compared to production of 2,677 MBoe (14.8 MBoe/d) in the prior-year period, a 14% decrease.  Production for the six months ended June 30, 2016, was 29% oil, 33% NGLs and 38% gas, compared to 37% oil, 29% NGLs and 34% gas in the 2015 period.  Production volumes decreased during the six months ended June 30, 2016, as a result of reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $4.9 million and $25.2 million for the six months ended June 30, 2016 and 2015, respectively.  Our average realized price, including the effect of commodity derivatives, was $19.43 per Boe for the six months ended June 30, 2016, compared to $36.27 per Boe for the six months ended June 30, 2015.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized loss on commodity derivatives was $9 million and $23.2 million for the three months ended June 30, 2016 and 2015, respectively.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $2.5 million, or 18%, for the six months ended June 30, 2016, to $11.6 million, or $5.01 per Boe, compared to $14.1 million, or $5.25 per Boe, for the six months ended June 30, 2015.  The decrease in LOE per Boe for the six months ended June 30, 2016, was primarily due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce and a decrease in compressor rental and repair, partially offset by an increase in well repairs, workovers and maintenance. The following table summarizes LOE per Boe.

	Six Months Ended
	June 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$4.1	$1.78	$5.3	$1.97	$(1.2)	$(0.19)	(9.6)%
Water hauling and other	3.3	1.44	4.8	1.78	(1.5)	(0.34)	(19.1)
Well repairs, workovers and maintenance	2.8	1.19	1.5	0.57	1.3	0.62	108.8
Pumpers and supervision	1.4	0.60	2.5	0.93	(1.1)	(0.33)	(35.5)
Total	$11.6	$5.01	$14.1	$5.25	$(2.5)	$(0.24)	(4.6)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $2.3 million, or 39%, for the six months ended June 30, 2016, to $3.5 million compared to $5.8 million for the six months ended June 30, 2015.  The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods.  Production and ad valorem taxes were $1.52 per Boe and $2.17 per Boe and approximately 8.8% and 8.1% of oil, NGL and gas sales for the six months ended June 30, 2016 and 2015, respectively.

Exploration. We recorded $2.2 million, or $0.95 per Boe, and $2.3 million, or $0.84 per Boe, of exploration expense for the six months ended June 30, 2016 and 2015, respectively. We expect exploration expense to decrease going forward due to fewer lease expirations for the remainder of the year.

General and administrative. Our G&A decreased $3.7 million, or 24%, to $11.9 million, or $5.14 per Boe, for the six months ended June 30, 2016, compared to $15.6 million, or $5.83 per Boe, for the six months ended June 30, 2015.  The decrease in G&A and G&A per Boe was primarily due to lower salaries and benefits, share-based compensation and other cost saving initiatives.  We expect G&A to decline from prior year levels due to cost saving initiatives for the remainder of 2016.  The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended
	June 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$5.7	$2.47	$7.0	$2.61	$(1.3)	$(0.14)	(5.4)%
Share-based compensation	2.9	$1.26	4.3	1.60	(1.4)	(0.34)	(21.3)
Professional fees	1.0	$0.42	1.6	0.59	(0.6)	(0.17)	(28.8)
Other	2.3	$0.99	2.7	1.03	(0.4)	(0.04)	(3.9)
Total	$11.9	$5.14	$15.6	$5.83	$(3.7)	$(0.69)	(11.8)%

Depletion, depreciation and amortization.  Our DD&A decreased $14.7 million, or 27%, to $40.2 million for the six months ended June 30, 2016, compared to $54.9 million for the six months ended June 30, 2015.  Our DD&A per Boe decreased by $3.13, or 15%, to $17.38 per Boe for the six months ended June 30, 2016, compared to $20.51 per Boe for the six months ended June 30, 2015.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.  The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.   Our interest expense, net, increased $0.9 million, or 8%, to $13.1 million for the six months ended June 30, 2016, compared to $12.2 million for the three months ended June 30, 2015.  This increase was due to higher interest expense from increased borrowings and the applicable margin rates under our revolving credit facility, partially offset by interest savings of $0.7 million from our 2015 repurchase of $19.7 million aggregate face value of our Senior Notes on the open market.  We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under our revolving credit facility and an increase in the applicable margin rates under our revolving credit facility.

Write-off of debt issuance costs. We recorded a $0.6 million write-off of unamortized debt issuance costs for the six months ended June 30, 2016, related to the third amendment of our revolving credit facility, due to the reduction in our borrowing base from $450 million to $325 million.

Other income. We recorded other income of $1.5 million for the six months ended June 30, 2016. This was primarily due to a contractual settlement of $1.4 million.

Income taxes. Our income tax benefit increased $4.6 million to $15.9 million for the six months ended June 30, 2016, from $11.4 million for the six months ended June 30, 2015. The increase in the income tax benefit was primarily due to the increase in net loss before income taxes in the 2016 period.  Our effective income tax rate for the six months ended June 30, 2016, was 34.9%, compared to 36.8% for the six months ended June 30, 2015. The effective tax rate decreased for the six months ended June 30, 2016, compared to the prior-year period due to the impact of a reduction in the state tax rate of $0.8 million in 2015.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings, to the extent available, under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future public or private equity and debt offerings to satisfy our liquidity needs.  Our primary cash requirements have included G&A, LOE, capital expenditures, short-term working capital needs and interest payments on our outstanding debt. Our ability to fund our cash requirements, including planned capital expenditures and to make acquisitions, depends upon our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control.  We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices remain at their current depressed levels or decline further, our operating cash flows will decrease and our lenders may further reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGL and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility.

We believe we presently have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and maintenance of our current development project.  However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

In addition, we intend to explore, and have discussed with select parties, including select holders of our securities, various alternatives to strengthen our balance sheet, and preserve financial flexibility. These alternatives have included additional debt buybacks, debt for debt or debt for equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, and private or public equity raises and rights offerings. As of August 4, 2016, we have not reached terms that we believe are in the best interests of our stockholders with respect to any such transactions. We intend to continue to explore such alternatives, and engage in discussions with other potential counterparties. Certain of these alternatives may require the consent of current lenders, stockholders or bond holders. There is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  At June 30, 2016, we had $275 million in outstanding borrowings under our revolving credit facility and liquidity of $50.6 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $177.3 million at December 31, 2015. The table below summarizes our liquidity position at June 30, 2016, and December 31, 2015 (dollars in thousands).

	Liquidity at June 30,	Liquidity at December 31,
	2016	2015
Borrowing base	$325,000	$450,000
Cash and cash equivalents	893	600
Long-term debt – Credit Facility	(275,000)	(273,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$50,568	$177,275

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program.  We had a working capital deficit of $16.1 million at June 30, 2016, compared to a working capital deficit of $8.1 million at December 31, 2015.  The change in working capital was due to the timing of settlement of current assets and liabilities, the change in fair value of outstanding commodity derivative positions and an increase in current liabilities due to our capital expenditures for the three months ended June 30, 2016. To the extent we operate, or end fiscal year 2016, with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$8,592	$50,101
Cash used in investing activities	(9,363)	(156,681)
Cash provided by financing activities	1,064	106,900
Net increase in cash and cash equivalents	$293	$320

Operating Activities

Cash provided by operating activities decreased by 83%, or $41.5 million, to $8.6 million during the six months ended June 30, 2016, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices and lower production.

Investing Activities

Cash used in investing activities decreased by $147.3 million for the six months ended June 30, 2016, to $9.4 million, compared to the prior-year period. Cash used in investing activities for the six months ended June 30, 2016, was primarily attributable to drilling and development ($9.4 million) and infrastructure projects and equipment ($2.4 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($2.4 million).  During the six months ended June 30, 2016, we drilled a total of four and completed two horizontal wells.

Financing Activities

Cash provided by financing activities decreased by $105.8 million for the six months ended June 30, 2016, to $1.1 million, compared to the prior-year period. We had $275 million in outstanding borrowings under our revolving credit facility at June 30, 2016, compared to $257 million in outstanding borrowings as of June 30, 2015. During the six months ended June 30, 2016, net cash provided by financing activities included borrowings under our revolving credit facility of $33.6 million that were partially offset by repayments of outstanding borrowings under our revolving credit facility of $31.6 million.

We have discussed with select parties transactions to recapitalize, refinance or otherwise restructure our capital structure. We have considered potentially accomplishing this through a variety of methods, including privately negotiated transactions, which may include, among other things, debt for debt or debt for equity exchanges or refinancings, repurchases of our outstanding debt, and private or public equity raises and rights offerings. As of August 4, 2016, we have not reached terms that we believe are in the best interests of our stockholders with respect to any such transactions. We intend to continue to explore such alternatives, and engage in discussions with potential counterparties. Certain of these alternatives may require the consent of current lenders, stockholders or bond holders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Revolving Credit Facility

At June 30, 2016, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $275 million and $273 million under our revolving credit facility at June 30, 2016, and December 31, 2015, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended June 30, 2016, was 3.4%.

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

At June 30, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At June 30, 2016, outstanding borrowings under our revolving credit facility were $275 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2016, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Through the second quarter of 2016, commodity prices have remained volatile, but improved compared to the first quarter of 2016. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil, NGL and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGL and gas consumption.  As a result, we cannot accurately predict future oil, NGL and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  A substantial or extended decline, or a lack of recovery, in oil, NGL and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

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

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our production has a rapid initial decline, followed by a long period of shallower decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, such as the current one, we may from time to time reduce current capital expenditures and curtail drilling operations further in order to preserve liquidity.  A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues.

We also face the challenge of financing exploration, development and future acquisitions. We believe we presently have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and execution of our current, reduced development plan.  However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

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

In the three months ended June 30, 2016, the NYMEX WTI prompt month price ranged from a low of $35.70 per barrel to $51.23 per barrel. In the three months ended June 30, 2015, the NYMEX WTI prompt month price ranged from a low of $49.14 per barrel to $61.43 per barrel.

In the three months ended June 30, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $1.90 per MMBtu to $2.92 per MMBtu. In the three months ended June 30, 2015, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.49 per MMBtu to $3.02 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at June 30, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
July 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl
July 2016 – September 2016	Swap	750 Bbls/d	$43.00/Bbl

Natural Gas
July 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
July 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
July 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
July 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
November 2016 – March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu

At June 30, 2016, the fair value of our open derivative contracts was a net liability of $2.3 million, compared to an asset of $6.7 million at December 31, 2015.

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

For the six months ended June 30, 2016 and 2015, we recorded an unrealized loss on commodity derivatives of $9 million and $23.2 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $3 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2016, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended June 30, 2016.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2016. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2016.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	—	$—	—	—
May 1, 2016 – May 31, 2016	2,043	2.71	—	—
June 1, 2016 – June 30, 2016	—	—	—	—
Total	2,043	$2.71	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: August 4, 2016	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

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

*4.4	Agreement dated as of April 28, 2016 by and among Approach Resources Inc., Wells Fargo Bank, National Association, and Wilmington Trust, National Association.

10.1

Third Amendment dated as of May 3, 2016, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and amount the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016, and incorporated herein by reference).

10.2†

Fifth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 2, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2016, and incorporated herein by reference).

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