Form 10-Q
period 2016-09-30
Approach Resources Inc
filed 2016-11-03
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 27, 2016, was 41,608,374.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,708	$600
Accounts receivable:
Joint interest owners	61	142
Oil, NGL and gas sales	8,115	11,747
Unrealized gain on commodity derivatives	1,057	6,737
Prepaid expenses and other current assets	1,136	1,212
Total current assets	13,077	20,438

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,867,928	1,853,781
Furniture, fixtures and equipment	5,643	5,628
Total oil and gas properties and equipment	1,873,571	1,859,409
Less accumulated depletion, depreciation and amortization	(764,067)	(704,863)
Net oil and gas properties and equipment	1,109,504	1,154,546

Total assets	$1,122,581	$1,174,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,098	$10,799
Oil, NGL and gas sales payable	4,171	4,245
Unrealized loss on commodity derivatives	2,246	—
Accrued liabilities	10,986	13,464
Total current liabilities	26,501	28,508

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	273,561	270,748
Senior notes, net	226,450	225,839
Unrealized loss on commodity derivatives	348	—
Deferred income taxes	10,932	31,779
Asset retirement obligations	10,503	10,143
Other noncurrent liabilities	823	—
Total liabilities	549,118	567,017

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized none, outstanding	―	―
Common stock, $0.01 par value, 90,000,000 shares authorized, 41,608,374 and 40,788,705 issued and outstanding, respectively	410	408
Additional paid-in capital	584,885	580,623
Accumulated (deficit) earnings	(11,832)	26,936
Total stockholders’ equity	573,463	607,967
Total liabilities and stockholders’ equity	$1,122,581	$1,174,984

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Oil, NGL and gas sales	$23,749	$33,941	$63,797	$105,844

EXPENSES:
Lease operating	3,894	7,681	15,484	21,744
Production and ad valorem taxes	2,013	2,700	5,532	8,502
Exploration	1,047	1,956	3,238	4,211
General and administrative (1)	5,825	7,270	17,708	22,882
Termination costs	—	1,436	—	1,436
Impairment of oil and gas properties	—	220,197	—	220,197
Depletion, depreciation and amortization	19,422	31,222	59,642	86,146
Total expenses	32,201	272,462	101,604	365,118

OPERATING LOSS	(8,452)	(238,521)	(37,807)	(259,274)

OTHER:
Interest expense, net	(7,067)	(6,465)	(20,173)	(18,630)
Gain on debt extinguishment	—	1,483	—	1,483
Write-off of debt issuance costs	—	—	(563)	—
Realized gain on commodity derivatives	781	12,755	5,690	37,937
Unrealized gain (loss) on commodity derivatives	760	296	(8,273)	(22,929)
Other (expense) income	(10)	(91)	1,511	(53)

LOSS BEFORE INCOME TAX BENEFIT	(13,988)	(230,543)	(59,615)	(261,466)
INCOME TAX BENEFIT	(4,915)	(81,756)	(20,847)	(93,121)

NET LOSS	$(9,073)	$(148,787)	$(38,768)	$(168,345)

LOSS PER SHARE:
Basic	$(0.22)	$(3.67)	$(0.94)	$(4.16)
Diluted	$(0.22)	$(3.67)	$(0.94)	$(4.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,610,083	40,541,420	41,415,260	40,419,187
Diluted	41,610,083	40,541,420	41,415,260	40,419,187
(1) Includes non-cash share-based compensation expense as follows:	1,357	1,708	4,281	6,000

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(38,768)	$(168,345)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	59,642	86,146
Impairment of oil and gas properties	—	220,197
Amortization of debt issuance costs	1,058	1,178
Write-off of debt issuance costs	563	—
Gain on debt extinguishment	—	(1,483)
Unrealized loss on commodity derivatives	8,273	22,929
Exploration expense	3,109	1,626
Share-based compensation expense	4,281	6,000
Deferred income tax benefit	(20,847)	(93,121)
Other non-cash items	(91)	53
Changes in operating assets and liabilities:
Accounts receivable	3,713	4,851
Prepaid expenses and other current assets	137	(240)
Accounts payable	(1,070)	(216)
Oil, NGL and gas sales payable	(74)	(3,925)
Accrued liabilities	(32)	6,970
Cash provided by operating activities	19,894	82,620

INVESTING ACTIVITIES:
Additions to oil and gas properties	(17,299)	(151,226)
Additions to furniture, fixtures and equipment, net	(15)	(74)
Change in working capital related to investing activities	(1,527)	(55,915)
Cash used in investing activities	(18,841)	(207,215)

FINANCING ACTIVITIES:
Borrowings under credit facility	40,600	241,500
Repayment of amounts outstanding under credit facility	(38,600)	(113,500)
Tax withholdings related to restricted stock	(17)	(105)
Extinguishment of senior notes	—	(3,413)
Debt issuance costs	(197)	—
Change in working capital related to financing activities	(731)	—
Cash provided by financing activities	1,055	124,482

CHANGE IN CASH AND CASH EQUIVALENTS	2,108	(113)
CASH AND CASH EQUIVALENTS, beginning of period	$600	$432

CASH AND CASH EQUIVALENTS, end of period	$2,708	$319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,235	$13,216

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$35	$151

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

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

September 30, 2016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (numerator):
Net loss – basic	$(9,073)	$(148,787)	$(38,768)	$(168,345)

Weighted average shares (denominator):
Weighted average shares – basic	41,610,083	40,541,420	41,415,260	40,419,187
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	41,610,083	40,541,420	41,415,260	40,419,187

Net loss per share:
Basic	$(0.22)	$(3.67)	$(0.94)	$(4.16)
Diluted	$(0.22)	$(3.67)	$(0.94)	$(4.16)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and nine months ended September 30, 2016 and 2015.

3. Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2016, and December 31, 2015 (in thousands).

	September 30,	December 31,
	2016	2015
Senior secured credit facility:
Outstanding borrowings	$275,000	$273,000
Debt issuance costs	(1,439)	(2,252)
Senior secured credit facility, net	273,561	270,748
Senior notes:
Principal	230,320	230,320
Debt issuance costs	(3,870)	(4,481)
Senior notes, net	226,450	225,839
Total long-term debt	$500,011	$496,587

Senior Secured Credit Facility

At September 30, 2016, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGL and gas

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination process is underway, but not yet final.

At September 30, 2016, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $275 million under the Credit Facility at September 30, 2016, compared to $273 million of outstanding borrowings at December 31, 2015. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended September 30, 2016, was 3.8%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at September 30, 2016, and December 31, 2015, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to grant liens in favor of the lenders covering the oil and gas properties of the Company and its subsidiaries representing at least 90% of the total value of all oil and gas properties of the Company and its subsidiaries. At September 30, 2016, we were in compliance with all of our covenants.

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

Covenants

The Credit Facility contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX to cash Interest Expense (as defined in the Credit Facility) as of the last day of any fiscal quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) through December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and a ratio of not less than 2.0 to 1.0 thereafter, and

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 15 and December 15. In August 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest.  This resulted in a gain on extinguishment of debt of $1.5 million in the three months ended September 30, 2015.  Subsequent to September 30, 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $14.7 million, resulting in a gain of $9.1 million. At September 30, 2016, we had $230.3 million principal amount of Senior Notes outstanding.

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

The Indenture restricts our ability, among other things, to (i) sell certain assets, (ii) pay distributions on, redeem or repurchase, equity interests, (iii) incur additional debt, (iv) make certain investments, (v) enter into transactions with affiliates, (vi) incur liens and (vii) merge or consolidate with another company. These restrictions are subject to a number of important exceptions and qualifications.  If at any time the Senior Notes are rated investment grade by both Moody’s Investors Service and Standard & Poor’s Ratings Services and no default (as defined in the Indenture) has occurred and is continuing, many of these restrictions will terminate.  The Indenture contains customary events of default. As further discussed in Note 9, on November 2, 2016, we entered into an exchange agreement with the largest holder of our Senior Notes. Pursuant to the exchange agreement, the closing of which is subject to stockholder approval, we will enter into a second supplemental indenture which, when effective upon the close of the exchange transaction, will remove certain events of default and covenants contained in the Indenture, and will remove all of the restrictions discussed above.

Subsidiary Guarantors

The Senior Notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries.  Approach Resources Inc. is a holding company with no independent assets or operations. The subsidiary guarantees are full and unconditional and joint and

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. There are no significant restrictions on the Company’s ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise.

At September 30, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

4.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At September 30, 2016, outstanding borrowings under the Credit Facility were $275 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

During the three and nine months ended September 30, 2016, we reached a legal settlement with a service provider of $1.1 million, which reduced our current liabilities on our consolidated balance sheets and is recorded as a reduction in additions to oil and gas properties on our consolidated statements of cash flows.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

During the nine months ended September 30, 2016, we recorded a contractual settlement of $1.4 million, which is recorded in other income on our consolidated statements of operations.

5.  Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2016, was 35.1% and 35%, respectively.  Total income tax expense for the three and nine months ended September 30, 2016, includes state taxes and the impact of permanent differences between book and taxable income.

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

6.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at September 30, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
October 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl

Natural Gas
October 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
October 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
October 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
October 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
November 2016 – March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

After September 30, 2016, we entered into natural gas collars covering 100,000 MMBtu per month with a floor price of $3.00/MMBtu and a ceiling price of $3.65/MMBtu for January 2017 through December 2017, and natural gas collars covering 400,000 MMBtu per month with a floor price of $3.00/MMBtu and a ceiling price of $3.47/MMBtu for April 2017 through December 2017.

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2016, and December 31, 2015 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30,	December 31,		September 30,	December 31,
		2016	2015		2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$1,057	$6,737	Unrealized loss on commodity derivatives	$(2,594)	$—

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain (loss) on commodity derivatives	$760	$296	$(8,273)	$(22,929)
	Realized gain on commodity derivatives	781	12,755	5,690	37,937
		$1,541	$13,051	$(2,583)	$15,008

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2016, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At September 30, 2016, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  The fair value of oil and gas properties used in estimating our recognized impairment loss for the three and nine months ended September 30, 2015, represents a nonrecurring Level 3 measurement. At September 30, 2016, we had no Level 3 measurements.

Nonrecurring Fair Value Measurements

We recorded no impairment of our proved properties for the three and nine months ended September 30, 2016. Due to the impact of the decline in forward commodity prices during the three and nine months ended September 30, 2015, there were indications that the carrying values of certain of our oil and gas properties may be impaired and undiscounted cash flows attributable to these assets indicated their carrying amounts were not expected to be recovered. For the three and nine months ended September 30, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells, due to the impact of the decline in forward commodity prices. At September 30, 2015, we had $22 million in value recorded for these properties, which was the estimated fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip pricing, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rates.

Certain leases outside of our core development project were impaired during the three and nine months ended September 30, 2015, as we did not plan to develop them. As a result, we recorded a non-cash impairment loss of unproved property of $5.5 million for the three and nine months ended September 30, 2015.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2016
	Carrying Amount	Fair Value
Senior Notes	$226,450	$184,509

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

7.  Termination Costs

In September 2015, we reduced our workforce to decrease costs and better align our workforce with the needs of our business and current oil and gas prices. In connection with the reduction, we incurred $1.4 million in expenses, which was recorded in termination costs on our consolidated statements of operations. We also recorded a benefit of $0.3 million in share-based compensation expense related to the forfeiture of outstanding unvested shares of restricted stock in connection with our workforce reduction, which was recorded in general and administrative expense on our consolidated statements of operations.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

8.  Share-Based Compensation

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

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and nine months ended September 30, 2016, we recognized $484,000 and $823,000 in expense, respectively, and at September 30, 2016, we recorded a liability of $823,000 related to the cash-settled performance awards in other noncurrent liabilities on our consolidated balance sheets.

9. Subsequent Events

On November 2, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with the largest holder of our Senior Notes to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Exchange”).  Accrued, unpaid interest on the Senior Notes held by the exchanging noteholder will be paid by the Company in cash at the closing of the Exchange. The Exchange is conditioned on stockholder approval. If the Exchange is approved by stockholders and closes, a second supplemental indenture will become effective, which will remove certain covenants and events of default from the Indenture governing our Senior Notes, and eliminate certain restrictive covenants discussed in Note 3. We also have agreed, subject to stockholder approval of an increase in the number of authorized shares of our common stock, to offer to exchange our remaining $99,768,000 principal amount of outstanding Senior Notes into shares of our common stock on similar economic terms to the holders of the remaining Senior Notes (the “Follow-On Exchange”).

The Exchange, if approved and closed, and the Follow-On Exchange, if approved and closed, are expected to reduce our interest expense and our outstanding long-term debt. Additionally, utilization of our federal net operating loss carryforwards likely will be limited as a result of the Exchange and the Follow-On Exchange. We are unable to quantify an estimate of the possible limitation of the utilization of our federal net operating loss carryforwards.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGL and natural gas prices;
•	stockholder approval and successful completion of proposed exchange transactions;
•	issuance of our common stock in connection with proposed exchange transactions causing substantial dilution;
•	our leverage negatively affecting our semi-annual redetermination of our credit facility;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	the willingness and ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGL and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGL and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed herein, and in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 4, 2016.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 125,000 net acres as of September 30, 2016.  We believe our concentrated acreage position provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation.  Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2015, our estimated proved reserves were 166.6 million barrels of oil equivalent (“MMBoe”), made up of 33% oil, 30% NGLs, 37% gas and 37% proved developed reserves.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At September 30, 2016, we owned working interests in 804 producing oil and gas wells.

Third Quarter and Current 2016 Activity

Although our long-term strategy remains to develop resource potential from the Wolfcamp shale oil formation, the growth of our reserves and production, as well as achievable rates of return, depends on commodity prices. During 2014-2015, we experienced dramatic price decreases in the commodities we produce. Through the third quarter of 2016, commodity prices have remained volatile, but improved compared to the first half of 2016; however, commodity prices have not recovered sufficiently to allow us to resume our long-term business strategy of growth.

During the three months ended September 30, 2016, we produced 1,117 MBoe, or 12.1 MBoe/d.  We did not drill any horizontal wells and completed three horizontal wells. At September 30, 2016, we had four horizontal Wolfcamp wells waiting on completion.  We currently have one horizontal rig running in Project Pangea.

On November 2, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with the largest holder of our Senior Notes (the “Equitizing Noteholder”) to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Exchange”). Accrued, unpaid interest on the Senior Notes held by the exchanging noteholder will be paid by the Company in cash at the closing of the Exchange. The Exchange is conditioned on stockholder approval. If the Exchange is approved by stockholders and closes, a second supplemental indenture will become effective, which will remove certain covenants and events of default from the Indenture governing our Senior Notes, and eliminate certain restrictive covenants discussed in Note 3. We also have agreed, subject to stockholder approval of an increase in the number of authorized shares of our common stock, to offer to exchange our remaining $99,768,000 principal amount of outstanding Senior Notes into shares of our common stock on similar economic terms to the holders of the remaining Senior Notes (the “Follow-On Exchange”).

The Exchange, if approved and closed, and the Follow-On Exchange, if approved and closed, are expected to reduce our interest expense and our outstanding long-term debt. Additionally, utilization of our federal net operating loss carryforwards likely will be limited as a result of the Exchange and the Follow-On Exchange. We are unable to quantify an estimate of the possible limitation of the utilization of our federal net operating loss carryforwards.

2016 Capital Expenditures

For the three months ended September 30, 2016, our capital expenditures totaled $5.5 million, consisting of $6.4 million for completion activities and $0.2 million for infrastructure projects and equipment, partially offset by a legal settlement with a service provider of $1.1 million.  For the nine months ended September 30, 2016, our capital expenditures totaled $17.3 million, consisting of $15.8 million for drilling and completion activities and $2.6 million for infrastructure projects and equipment, partially offset by a legal settlement with a service provider of $1.1 million.  Our 2016 capital budget is a range of $20 million to $80 million. We have the operational flexibility to increase the lower end of the capital budget in case commodity prices recover further in 2016.

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

Results of Operations

The following table sets forth summary information regarding oil, NGL and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2016 and 2015.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues (in thousands):
Oil	$12,061	$20,213	$34,304	$67,142
NGLs	5,242	5,311	13,963	16,067
Gas	6,446	8,417	15,530	22,635
Total oil, NGL and gas sales	23,749	33,941	63,797	105,844

Realized gain on commodity derivatives	781	12,755	5,690	37,937
Total oil, NGL and gas sales including derivative impact	$24,530	$46,696	$69,487	$143,781

Production:
Oil (MBbls)	298	490	970	1,483
NGLs (MBbls)	394	488	1,149	1,266
Gas (MMcf)	2,556	3,285	7,873	8,721
Total (MBoe)	1,117	1,525	3,431	4,202
Total (MBoe/d)	12.1	16.6	12.5	15.4

Average prices:
Oil (per Bbl)	$40.53	$41.27	$35.36	$45.28
NGLs (per Bbl)	13.32	10.89	12.16	12.69
Gas (per Mcf)	2.52	2.56	1.97	2.60
Total (per Boe)	$21.26	$22.26	$18.59	$25.19

Realized gain on commodity derivatives (per Boe)	0.70	8.36	1.66	9.03
Total including derivative impact (per Boe)	$21.96	$30.62	$20.25	$34.22

Costs and expenses (per Boe):
Lease operating	$3.49	$5.04	$4.51	$5.17
Production and ad valorem taxes	1.80	1.77	1.61	2.02
Exploration	0.94	1.28	0.94	1.00
General and administrative	5.21	4.77	5.16	5.45
Depletion, depreciation and amortization	17.38	20.47	17.38	20.50

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

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

Oil, NGL and gas sales.  Oil, NGL and gas sales decreased $10.2 million, or 30%, for the three months ended September 30, 2016, to $23.7 million, compared to $33.9 million for the three months ended September 30, 2015.  The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($1.1 million) and a decrease in production volumes ($9.1 million).  Production volumes decreased as a result of reduced drilling and completion activity.

Net loss.  Net loss for the three months ended September 30, 2016, was $9.1 million, or $0.22 per diluted share, compared to $148.8 million, or $3.67 per diluted share, for the three months ended September 30, 2015.  Net loss for the three months ended September 30, 2016, included a realized gain on commodity derivatives of $0.8 million and an unrealized gain on commodity derivatives of $0.8 million. The decrease in the net loss for the three months ended September 30, 2016, was primarily due to the impairment loss ($220.2 million) in the three months ended September 30, 2015, partially offset by a decrease in the income tax benefit ($76.9 million).

Oil, NGL and gas production.  Production for the three months ended September 30, 2016, totaled 1,117 MBoe (12.1 MBoe/d), compared to production of 1,525 MBoe (16.6 MBoe/d) in the prior-year period, a 27% decrease.  Production for the three months ended September 30, 2016, was 27% oil, 35% NGLs and 38% gas, compared to 32% oil, 32% NGLs and 36% gas in the 2015 period.  Production volumes decreased during the three months ended September 30, 2016, as a result of reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $0.8 million and $12.8 million for the three months ended September 30, 2016 and 2015, respectively.  Our average realized price, including the effect of commodity derivatives, was $21.96 per Boe for the three months ended September 30, 2016, compared to $30.62 per Boe for the three months ended September 30, 2015.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized gain on commodity derivatives was $0.8 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $3.8 million, or 49%, for the three months ended September 30, 2016, to $3.9 million, or $3.49 per Boe, compared to $7.7 million, or $5.04 per Boe, for the three months ended September 30, 2015.  The decrease in LOE per Boe for the three months ended September 30, 2016, was due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce, a decrease in compressor rental and repair and a decrease in well repairs, workovers and maintenance. We expect LOE per Boe to increase for the remainder of the year due to seasonal expenses and natural production declines. The following table summarizes LOE per Boe.

	Three Months Ended
	September 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.5	$1.36	$2.5	$1.61	$(1.0)	$(0.25)	(15.5)%
Well repairs, workovers and maintenance	0.9	0.80	1.4	0.91	(0.5)	(0.11)	(12.1)
Water hauling and other	0.8	0.68	2.6	1.71	(1.8)	(1.03)	(60.2)
Pumpers and supervision	0.7	0.65	1.2	0.81	(0.5)	(0.16)	(19.8)
Total	$3.9	$3.49	$7.7	$5.04	$(3.8)	$(1.55)	(30.8)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $0.7 million, or 25%, for the three months ended September 30, 2016, to $2 million compared to $2.7 million for the three months ended September 30, 2015.  The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods.  Production and ad valorem taxes were $1.80 per Boe and $1.77 per Boe and approximately 8.5% and 8% of oil, NGL and gas sales for the three months ended September 30, 2016 and 2015, respectively.

Exploration. We recorded $1 million, or $0.94 per Boe, and $2 million, or $1.28 per Boe, of exploration expense for the three months ended September 30, 2016 and 2015, respectively.  The decrease in exploration expense was primarily due to the early termination fee of a drilling contract in the three months ended September 30, 2015 of $1.7 million, partially offset by lease expirations in the current period.

General and administrative. Our general and administrative expenses (“G&A”) decreased $1.5 million, or 20%, to $5.8 million, or $5.21 per Boe, for the three months ended September 30, 2016, compared to $7.3 million, or $4.77 per Boe, for the three months ended September 30, 2015.  The decrease in G&A was primarily due to lower share-based compensation, salaries and benefits and other cost saving initiatives.  The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	September 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.1	$2.75	$3.5	$2.27	$(0.4)	$0.48	21.1%
Share-based compensation	1.4	$1.21	1.7	1.12	(0.3)	0.09	8.0
Professional fees	0.3	$0.28	0.8	0.54	(0.5)	(0.26)	(48.1)
Other	1.0	$0.97	1.3	0.84	(0.3)	0.13	15.5
Total	$5.8	$5.21	$7.3	$4.77	$(1.5)	$0.44	9.2%

Impairment of oil and gas properties. We did not recognize an impairment loss for the three months ended September 30, 2016. We recognized a non-cash impairment loss of $220.2 million for the three months ended September 30, 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices; (ii) pricing adjustments for differentials; (iii) production costs; (iv) capital expenditures; (v) future oil and gas reserves to be recovered and the timing thereof; and (vi) discount rate.

We may incur additional impairments to our oil and natural gas properties in the future if oil and gas prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Termination costs. We did not recognize termination costs for the three months ended September 30, 2016. We recorded $1.4 million in termination costs for the three months ended September 30, 2015, in connection with a reduction of our workforce.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $11.8 million, or 38%, to $19.4 million for the three months ended September 30, 2016, compared to $31.2 million for the three months ended September 30, 2015.  Our DD&A per Boe decreased by $3.09, or 15%, to $17.38 per Boe for the three months ended September 30, 2016, compared to $20.47 per Boe for the three months ended September 30, 2015.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.  The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $0.6 million, or 9%, to $7.1 million for the three months ended September 30, 2016, compared to $6.5 million for the three months ended September 30, 2015.  This increase was due to higher interest expense from increased borrowings and the applicable margin rates under our revolving credit facility, partially offset by interest savings of $0.3 million from our 2015 repurchase of $19.7 million aggregate face value of our 7% Senior Notes due 2021 (“Senior Notes”) on the open market.  We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under our revolving credit facility and an increase in the applicable margin rates under our revolving credit facility. If the Exchange and the Follow-On Exchange close, we expect our interest expense to decrease in 2017, due to the reduction in our outstanding long-term debt. See Note 9 to our consolidated financial statements for additional discussion of the Exchange and the Follow-On Exchange.

Gain on extinguishment of debt. We did not recognize a gain on debt extinguishment during the three months ended September 30, 2016. During the three months ended September 30, 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

Income taxes. Our income tax benefit decreased $76.9 million to $4.9 million for the three months ended September 30, 2016, from $81.8 million for the three months ended September 30, 2015. The decrease in the income tax benefit was primarily due to the decrease in net loss before income taxes in the 2016 period.  Our effective income tax rate for the three months ended September 30, 2016, was 35.1%, compared to 35.5% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

Oil, NGL and gas sales.  Oil, NGL and gas sales decreased $42 million, or 40%, for the nine months ended September 30, 2016, to $63.8 million, compared to $105.8 million for the nine months ended September 30, 2015.  The decrease in oil, NGL and gas sales was due to a decrease in average realized commodity prices ($22.6 million) and a decrease in production volumes ($19.4 million).  Production volumes decreased as a result of reduced drilling and completion activity.

Net loss.  Net loss for the nine months ended September 30, 2016, was $38.8 million, or $0.94 per diluted share, compared to $168.3 million, or $4.16 per diluted share, for the nine months ended September 30, 2015.  Net loss for the nine months ended September 30, 2016, included a realized gain on commodity derivatives of $5.7 million and an unrealized loss on commodity derivatives of $8.3 million. The decrease in the net loss for the nine months ended September 30, 2016, was primarily due to the impairment loss ($220.2 million) in the nine months ended September 30, 2015, lower revenues ($42 million) due to depressed commodity prices and lower production, partially offset by a decrease in the income tax benefit ($72.3 million).

Oil, NGL and gas production.  Production for the nine months ended September 30, 2016, totaled 3,431 MBoe (12.5 MBoe/d), compared to production of 4,202 MBoe (15.4 MBoe/d) in the prior-year period, an 18% decrease.  Production for the nine months ended September 30, 2016, was 28% oil, 34% NGLs and 38% gas, compared to 35% oil, 30% NGLs and 35% gas in the 2015 period.  Production volumes decreased during the nine months ended September 30, 2016, as a result of reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized gain of $5.7 million and $37.9 million for the nine months ended September 30, 2016 and 2015, respectively.  Our average realized price, including the effect of commodity derivatives, was $20.25 per Boe for the nine months ended September 30, 2016, compared to $34.22 per Boe for the nine months ended September 30, 2015.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized loss on commodity derivatives was $8.3 million and $22.9 million for the nine months ended September 30, 2016 and 2015, respectively.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $6.2 million, or 29%, for the nine months ended September 30, 2016, to $15.5 million, or $4.51 per Boe, compared to $21.7 million, or $5.17 per Boe, for the nine months ended September 30, 2015.  The decrease in LOE per Boe for the nine months ended September 30, 2016, was primarily due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce and a decrease in compressor rental and repair, partially offset by an increase in well repairs, workovers and maintenance. The following table summarizes LOE per Boe.

	Nine Months Ended
	September 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$5.6	$1.64	$7.7	$1.84	$(2.1)	$(0.20)	(10.9)%
Water hauling and other	4.1	1.19	7.4	1.76	(3.3)	(0.57)	(32.4)
Well repairs, workovers and maintenance	3.7	1.06	2.9	0.69	0.8	0.37	53.6
Pumpers and supervision	2.1	0.62	3.7	0.88	(1.6)	(0.26)	(29.5)
Total	$15.5	$4.51	$21.7	$5.17	$(6.2)	$(0.66)	(12.8)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $3 million, or 35%, for the nine months ended September 30, 2016, to $5.5 million compared to $8.5 million for the nine months ended September 30, 2015.  The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGL and gas sales between the two periods.  Production and ad valorem taxes were $1.61 per Boe and $2.02 per Boe and approximately 8.7% and 8% of oil, NGL and gas sales for the nine months ended September 30, 2016 and 2015, respectively.

Exploration. We recorded $3.2 million, or $0.94 per Boe, and $4.2 million, or $1.00 per Boe, of exploration expense for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in exploration expense was primarily due to the early termination fee of a drilling contract in the nine months ended September 30, 2015 for $2.2 million, partially offset by lease expirations, for the nine months ended September 30, 2016.

General and administrative. Our G&A decreased $5.2 million, or 23%, to $17.7 million, or $5.16 per Boe, for the nine months ended September 30, 2016, compared to $22.9 million, or $5.45 per Boe, for the nine months ended September 30, 2015.  The decrease in G&A was primarily due to lower salaries and benefits, share-based compensation and other cost saving initiatives.  The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended
	September 30,
	2016		2015		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$8.8	$2.56	$10.5	$2.49	$(1.7)	$0.07	2.8%
Share-based compensation	4.3	$1.25	6.0	1.43	(1.7)	(0.18)	(12.6)
Professional fees	1.3	$0.38	2.4	0.57	(1.1)	(0.19)	(33.3)
Other	3.3	$0.97	4.0	0.96	(0.7)	0.01	1.0
Total	$17.7	$5.16	$22.9	$5.45	$(5.2)	$(0.29)	(5.3)%

Impairment of oil and gas properties. We did not recognize an impairment loss for the nine months ended September 30, 2016. We recognized a non-cash impairment loss of $220.2 million for the nine months ended September 30, 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices; (ii) pricing adjustments for differentials; (iii) production costs; (iv) capital expenditures; (v) future oil and gas reserves to be recovered and the timing thereof; and (vi) discount rate.

We may incur additional impairments to our oil and natural gas properties in the future if oil and gas prices continue to decline. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future oil and gas prices, estimates of proved reserves and future capital expenditures and production costs.

Termination costs. We did not recognize termination costs for the nine months ended September 30, 2016. We recorded $1.4 million in termination costs for the nine months ended September 30, 2015, in connection with a reduction of our workforce.

Depletion, depreciation and amortization.  Our DD&A decreased $26.5 million, or 31%, to $59.6 million for the nine months ended September 30, 2016, compared to $86.1 million for the nine months ended September 30, 2015.  Our DD&A per Boe decreased by $3.12, or 15%, to $17.38 per Boe for the nine months ended September 30, 2016, compared to $20.50 per Boe for the nine months ended September 30, 2015.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.  The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.   Our interest expense, net, increased $1.6 million, or 8%, to $20.2 million for the nine months ended September 30, 2016, compared to $18.6 million for the three months ended September 30, 2015.  This increase was due to higher interest expense from increased borrowings and the applicable margin rates under our revolving credit facility, partially offset by interest savings of $1 million from our 2015 repurchase of $19.7 million aggregate face value of our Senior Notes on the open market.  We expect our interest expense to remain higher than the prior-year period as a result of a higher outstanding balance under our revolving credit facility and an increase in the applicable margin rates under our revolving credit facility. If the Exchange and the Follow-On Exchange close, we expect our interest expense to decrease in 2017, due to the reduction in our outstanding long-term debt. See Note 9 to our consolidated financial statements for additional discussion of the Exchange and the Follow-On Exchange.

Gain on extinguishment of debt. We did not recognize a gain on debt extinguishment during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $5 million for a purchase price of $3.5 million, including accrued interest. This resulted in a gain on extinguishment of debt of $1.5 million.

Write-off of debt issuance costs. We recorded a $0.6 million write-off of unamortized debt issuance costs for the nine months ended September 30, 2016, related to the third amendment of our revolving credit facility, due to the reduction in our borrowing base from $450 million to $325 million.

Other income. We recorded other income of $1.5 million for the nine months ended September 30, 2016. This was primarily due to a contractual settlement of $1.4 million.

Income taxes. Our income tax benefit decreased $72.3 million to $20.8 million for the nine months ended September 30, 2016, from $93.1 million for the nine months ended September 30, 2015. The decrease in the income tax benefit was primarily due to the decrease in net loss before income taxes in the 2016 period.  Our effective income tax rate for the nine months ended September 30, 2016, was 35%, compared to 35.6% for the nine months ended September 30, 2015.

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

In addition, we have explored, and have discussed with select parties, including select holders of our securities, various alternatives to strengthen our balance sheet, and preserve financial flexibility. These alternatives have included additional debt buybacks, debt-for-debt or debt-for-equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, and private or public equity raises and rights offerings. On November 2, 2016, we entered into an Exchange Agreement with the Equitizing Noteholder of our Senior Notes to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share.  Accrued, unpaid interest on the Senior Notes held by the exchanging noteholder will be paid in cash by the Company at the closing of the Exchange. The Exchange is conditioned on stockholder approval. We also have agreed, subject to stockholder approval, to offer to exchange our remaining $99,768,000 principal amount of outstanding Senior Notes for shares of our common stock on similar economic terms to the holders of the remaining Senior Notes. The Exchange and the Follow-On Exchange, if approved and closed, are expected to improve our liquidity and operating cash flow through the reduction of interest expense related to the Senior Notes. Following the close of the Exchange and the Follow-On Exchange, we may resume these discussions to further pursue other transactions.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  At September 30, 2016, we had $275 million in outstanding borrowings under our revolving credit facility and liquidity of $52.4 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $177.3 million at December 31, 2015. The table below summarizes our liquidity position at September 30, 2016, and December 31, 2015 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2016	2015
Borrowing base	$325,000	$450,000
Cash and cash equivalents	2,708	600
Long-term debt – Credit Facility	(275,000)	(273,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$52,383	$177,275

Working Capital

Our working capital is affected primarily by our cash and cash equivalents balance and our capital spending program.  We had a working capital deficit of $13.4 million at September 30, 2016, compared to a working capital deficit of $8.1 million at December 31, 2015.  The change in working capital was due to the timing of settlement of current assets and liabilities, and the change in fair value of outstanding commodity derivative positions for the three months ended September 30, 2016. To the extent we operate, or end fiscal year 2016, with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$19,894	$82,620
Cash used in investing activities	(18,841)	(207,215)
Cash provided by financing activities	1,055	124,482
Net increase in cash and cash equivalents	$2,108	$(113)

Operating Activities

Cash provided by operating activities decreased by 76%, or $62.7 million, to $19.9 million during the nine months ended September 30, 2016, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in oil, NGL and gas sales from lower commodity prices and lower production.

Investing Activities

Cash used in investing activities decreased by $188.4 million for the nine months ended September 30, 2016, to $18.8 million, compared to the prior-year period. Cash used in investing activities for the nine months ended September 30, 2016, was primarily attributable to drilling and development ($15.8 million) and infrastructure projects and equipment ($2.6 million), partially offset by a legal settlement with a service provider ($1.1 million).  Cash used in investing activities included changes in working capital associated with investing activities ($1.5 million).  During the nine months ended September 30, 2016, we drilled a total of four and completed five horizontal wells.

Financing Activities

Cash provided by financing activities decreased by $123.4 million for the nine months ended September 30, 2016, to $1.1 million, compared to the prior-year period. We had $275 million in outstanding borrowings under our revolving credit facility at September 30, 2016, compared to $278 million in outstanding borrowings as of September 30, 2015. During the nine months ended September 30, 2016, net cash provided by financing activities included borrowings under our revolving credit facility of $40.6 million that were partially offset by repayments of outstanding borrowings under our revolving credit facility of $38.6 million.

We have discussed with select parties transactions to recapitalize, refinance or otherwise restructure our capital structure. We have considered potentially accomplishing this through a variety of methods, including privately negotiated transactions, which may include, among other things, debt-for-debt or debt-for-equity exchanges or refinancings, repurchases of our outstanding debt, and private or public equity raises and rights offerings. As a result of this process, on November 2, 2016, we entered into a debt-for-equity exchange agreement with the Equitizing Noteholder that is further described in Note 9 to our consolidated financial statements. Following the close of the Exchange and the Follow-On Exchange, we may resume these discussions to further pursue other transactions.

Revolving Credit Facility

At September 30, 2016, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $275 million and $273 million under our revolving credit facility at September 30, 2016, and December 31, 2015, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2016, was 3.8%.

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

The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. We expect to maintain adequate liquidity to fund our operations after our borrowing base redetermination in the fourth quarter of 2016. Our semi-annual borrowing base redetermination process is underway, but not yet final. There is no assurance that the borrowing base will not be higher or lower than our $325 million borrowing base as of September 30, 2016.

At September 30, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At September 30, 2016, outstanding borrowings under our revolving credit facility were $275 million, compared to $273 million at December 31, 2015. Since December 31, 2015, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2016, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Through the third quarter of 2016, commodity prices have remained volatile but improved as compared to the first half of 2016.  However, commodity prices have not recovered sufficiently to allow us to resume our long-term business strategy of growth. Commodity prices are affected by changes in market demand, which is impacted by domestic and foreign supply of oil, NGL and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGL and gas consumption.  As a result, we cannot accurately predict future oil, NGL and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  A substantial or extended decline, or a lack of recovery, in oil, NGL and gas prices could have a material adverse effect on our business, financial condition, results of operations, quantities of oil and gas reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

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

We also face the challenge of financing exploration, development and future acquisitions. We believe we presently have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and execution of our current, reduced development plan.  See Note 9 to our consolidated financial statements for discussion related to the Exchange Agreement we entered into on November 2, 2016, which, if completed, we expect to increase our liquidity and operating cash flow due to the reduction of interest expense.  In addition, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

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

In the three months ended September 30, 2016, the NYMEX WTI prompt month price ranged from a low of $39.51 per barrel to $48.99 per barrel. In the three months ended September 30, 2015, the NYMEX WTI prompt month price ranged from a low of $38.24 per barrel to $56.96 per barrel.

In the three months ended September 30, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to $3.06 per MMBtu. In the three months ended September 30, 2015, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.52 per MMBtu to $2.93 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at September 30, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2016 – December 2016	Swap	500 Bbls/d	$62.50/Bbl
October 2016 – December 2016	Swap	250 Bbls/d	$62.55/Bbl

Natural Gas
October 2016 – December 2016	Swap	100,000 MMBtu/month	$2.91/MMBtu
October 2016 – December 2016	Swap	100,000 MMBtu/month	$2.95/MMBtu
October 2016 – March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
October 2016 – March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
November 2016 – March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu

After September 30, 2016, we entered into natural gas collars covering 100,000 MMBtu per month with a floor price of $3.00/MMBtu and a ceiling price of $3.65/MMBtu for January 2017 through December 2017, and natural gas collars covering 400,000 MMBtu per month with a floor price of $3.00/MMBtu and a ceiling price of $3.47/MMBtu for April 2017 through December 2017.

At September 30, 2016, the fair value of our open derivative contracts was a net liability of $1.5 million, compared to an asset of $6.7 million at December 31, 2015.

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

For the nine months ended September 30, 2016 and 2015, we recorded an unrealized loss on commodity derivatives of $8.3 million and $22.9 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $2 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at September 30, 2016, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended September 30, 2016.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2016. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the Exchange and the Follow-On Exchange (together, the “Transactions”) are not approved by stockholders, or if they are approved but not successful, we may seek alternative recapitalization transactions, which may place stockholders at significant risk of  incurring more dilution than would occur under the Transactions, or losing some or all of their interests in the Company.

We have been actively engaged in the process of analyzing various options to address our liquidity as well as assessing our overall capital structure.  If the Transactions are not approved by stockholders, or if they are approved but not successfully completed, we may determine to evaluate alternative transactions that would reduce leverage and increase liquidity and operating cash flow. These alternative transactions may not be as advantageous to the existing holders of our common stock as the Transactions. Some of these alternatives may include additional debt buybacks, debt-for-debt or debt-for-equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, private or public equity raises or rights offerings or other restructuring plans or transactions which may have a more dilutive effect on our existing stockholders than the contemplated Transactions.

Our revolving credit facility borrowing base is subject to semi-annual redetermination, and current Office of the Comptroller of the Currency (“OCC”) guidelines may incent lenders to limit our borrowing capabilities.

In March 2016, the OCC issued revised guidelines for exploration and production companies that specify target leverage metrics that we currently exceed.  The lower a loan’s credit rating, the more reserves a bank must set aside. This makes it more expensive for the bank to keep a negatively-rated, or classified, loan on its books.  A failure to complete the Transactions would result in our continuing with leverage significantly in excess of OCC guidelines, which would increase our risk of a negative semi-annual borrowing base redetermination, which could in turn materially decrease our liquidity or cause our borrowings to exceed our borrowing base and cause us to be in default under our credit agreement.

The issuances of our common stock in connection with the Transactions would cause substantial dilution, which could materially affect the trading price of our Common Stock.

If the maximum number of shares of common stock issuable is issued in connection with the Transactions, such shares would represent approximately 62.4% of our outstanding shares.  Such issuances could result in substantial decreases to our stock price.  In addition, subject to the terms of a Stockholders Agreement to be entered into between the Equitizing Noteholder and the Company (the “Stockholders Agreement”), our existing stockholders may have reduced input on matters for which a stockholder vote is requested or required.

The closing of the Exchange will concentrate significant voting power in the hands of one stockholder.

Upon closing of the Exchange, the Equitizing Noteholder will become the Company’s largest individual stockholder.  Even assuming full participation in the Follow-On Exchange, the Equitizing Noteholder will continue to be the Company’s largest individual stockholder.  Subject to the restrictions set forth in the Stockholders Agreement, the Equitizing Noteholder may have significant input on matters for which a stockholder vote is requested or required.

The Transactions may not be completed on the expected timeline, or at all. The failure to complete the Transactions could adversely affect the price of our common stock, and otherwise have an adverse impact on us.

The Transactions are subject to the satisfaction of certain conditions, including stockholder approval of the Exchange, and the Follow-On Exchange.  Even if the Exchange is completed, the Follow-On Exchange may be delayed and, even if commenced, may not be completed or successful. Further, a failed transaction may result in negative publicity or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners. Accordingly, if the Transactions are not completed, the price of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2016.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	402	$1.66	—	—
August 1, 2016 – August 31, 2016	1,093	2.28	—	—
September 1, 2016 – September 30, 2016	—	—	—	—
Total	1,495	$2.12	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: November 3, 2016	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

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

4.4

Agreement dated as of April 28, 2016 by and among Approach Resources, Inc., Wells Fargo Bank, National Association, and Wilmington Trust, National Association (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016, and incorporated herein by reference).

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