Form 10-K
period 2016-12-31
Approach Resources Inc
filed 2017-03-10
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2016 was $80.3 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 6, 2017, was 80,903,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference in Part III, Items 10-14 of this report.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

APPROACH RESOURCES INC.

Unless the context otherwise indicates, all references in this report to “Approach,” the “Company,” “we,” “us,” “our” or “ours” are to Approach Resources Inc. and its subsidiaries. Unless otherwise noted, (i) all information in this report relating to oil, NGLs and natural gas reserves and the estimated future net cash flows attributable to reserves is based on estimates and is net to our interest, and (ii) all information in this report relating to oil, NGLs and natural gas production is net to our interest. Natural gas is converted throughout this report at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted throughout this report at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil. If you are not familiar with the oil and gas terms or abbreviations used in this report, please refer to the definitions of these terms and abbreviations under the caption “Glossary” after Item 16 of this report.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	issuance of our common stock in connection with the Exchange Transactions (defined below) causing substantial dilution;
•	our leverage negatively affecting our semi-annual redetermination of our revolving credit facility;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed under Item 1A. “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

General

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 123,000 net acres as of December 31, 2016. We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “— Our Business Strategy” below. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2016, our estimated proved reserves were 156.4 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2016:

•	32% oil, 30% NGLs and 38% natural gas;
•	38% proved developed;
•	100% operated;
•	Reserve life of approximately 34 years based on 2016 production of 4.5 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $297.8 million; and
•	PV-10 (non-GAAP) of $307.9 million.

PV-10 is our estimate of the present value of future net revenues from proved oil, NGLs and natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates for future income taxes. Estimated future net revenues are discounted at an annual rate of 10% to determine their present value. PV-10 is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and generally differs from the standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the standardized measure, as computed under GAAP. See Item 2. “Properties — Proved Oil and Gas Reserves” for a reconciliation of PV-10 to the standardized measure.

At December 31, 2016, we owned and operated 806 producing oil and gas wells in the Permian Basin. During 2016, we produced 4.5 MMBoe, or 12.4 MBoe/d. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas.

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

Our Business Strategy

Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return by pursuing the strategies discussed below. However, the rate of growth of our reserves and production, as well as achievable rates of return, depend on commodity prices. During 2014 and 2015, we experienced dramatic price decreases in the commodities we produce. As a result, we substantially reduced our drilling activity beginning in 2015 and throughout 2016, which led to a natural decline in production in 2016. Commodity prices were volatile in 2016 but improved throughout the year. We have positioned ourselves to increase our drilling activity at a measured and disciplined pace, and potentially resume production growth, in the event of a continued commodity price recovery, by focusing on the following strategies:

•

Develop our Wolfcamp shale oil resource play. We believe our current acreage position provides us the long-term ability to increase reserves and production at competitive costs and at attractive rates of return in a normalized commodity price environment. During 2016, we drilled six, and completed five, horizontal Wolfcamp wells. With our 2017 drilling plan, we expect to continue to develop our core properties in Project Pangea at an increased pace compared to 2016 due to a strengthened balance sheet resulting from the Exchange Transactions and recent commodity price improvement. Focusing on the Wolfcamp shale oil play allows us to use our operating, technical and regional expertise important to interpreting geological and operating trends, enhancing production rates and maximizing well recovery.

•

Operate our business at or near cash-flow breakeven. In 2016, we generated $26.1 million in cash flow from operations and had capital expenditures of $19.8 million. In 2017, we have increased our expected capital expenditure budget to a range of $50 million to $70 million in response to increasing commodity prices and anticipated interest expense savings from the Initial Exchange (defined below) and the Follow-On Exchange (defined below) (together, the “Exchange Transactions”). We believe that over the long term we will be able to maintain and grow production out of operating cash flow. We have the operational flexibility to adjust our capital spending upward in response to a continued commodity price recovery. Operating our business at or near operating cash flow allows us to preserve liquidity so that we will be able to accelerate execution of our long-term strategy should commodity prices further recover. Because we operate 100% of our reserve base, we also have the flexibility to adjust our capital budget downward in response to commodity price decreases.

•

Operate our properties as a low-cost producer. We believe our concentrated acreage position in the Midland Basin enables us to capture economies of scale and operating efficiencies. Through our investment in extensive integrated field infrastructure, including water transportation and recycling systems, centralized production facilities, gas lift lines and salt water disposal wells, we have significantly reduced drilling and completion costs, per-unit lease operating expenses and our fresh water use over the last three years. In addition, because we operate 100% of our reserve base, we are able to better manage timing and scope of capital expenditures and control costs.

•

Further strengthen our balance sheet and preserve financial flexibility. On November 2, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”) under which we exchanged $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of our common stock (the “Initial Exchange”). We also have offered to exchange our remaining $99,768,000 principal amount of outstanding Senior Notes for shares of our common stock at a ratio of 276 shares of common stock for each $1,000 principal amount of the Senior Notes (the “Follow-On Exchange”). The Initial Exchange closed on January 27, 2017, resulting in future interest savings of approximately $40 million, which will provide us the flexibility to increase our capital budget out of operating cash flow. We anticipate the Follow-On Exchange will close on or around March 22, 2017.

•

Acquire strategic and complementary assets. We continually review opportunities to acquire producing properties, undeveloped acreage and drilling prospects. We focus particularly on opportunities where we believe our operational efficiency, reservoir management and geological expertise in unconventional oil and gas properties will enhance value and performance. We remain focused on unconventional resource opportunities, but we will also look at conventional opportunities based on individual project economics.

•

Mitigate commodity price volatility. We enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility. For 2016, we hedged approximately 59% and 65% of our oil and gas production, respectively, which resulted in a realized gain on commodity derivatives of $6.1 million. For 2017, we currently have 8,400,000 MMBtu of gas hedged at an average floor price of $2.79 per MMBtu and an average ceiling price of $3.15 per MMBtu and 709,750 Bbls of NGLs hedged at average prices of $11.34 per Bbl (C2-ethane), $27.92 per Bbl (C3-propane), $36.73 per Bbl (IC4-isobutane) and $35.92 per Bbl (NC4-butane). For 2018, we currently have 5,400,000 MMBtu of gas hedged at an average price of $3.08 per MMBtu.

Our Competitive Strengths

We have a number of competitive strengths, which we believe will help us to successfully execute our business strategies:

•

Lower-risk, liquids-rich asset base. We have assembled a strong asset base within the Midland Basin, where we have a long history of operating. We have drilled more than 790 wells in the area since 2004. Our acreage position of 137,000 gross, primarily contiguous acres in the Midland Basin provides us with a multi-year inventory of repeatable, horizontal and vertical drilling locations that we believe create the opportunity for us to deliver long-term reserve, production and cash flow growth. Production for 2016 was 62% liquids (28% oil and 34% NGLs) and 38% natural gas.  With a liquids-rich but diverse production base, we are able to capture the upside of improvement in commodity prices in any one of our three production streams.

•

High degree of operational control.  We operate 100% of our estimated proved reserves, and we have approximately 100% working interest in Project Pangea. This allows us to more effectively manage and control the timing of capital spending on our development activities, as well as maximize benefits from operating cost efficiencies and field infrastructure systems.

•

Proactive financial management.  In 2016, we generated $26.1 million in operating cash flow, incurred $19.8 million of capital expenditures and had no increase in the principal balance of our debt outstanding.  As of December 31, 2016, we had liquidity of approximately $51.4 million. In addition, we are committed to a disciplined capital program and improving our operating cash flow. We are strengthening our balance sheet through the Exchange Transactions, which will enhance our liquidity position. We also enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility.

•

Experienced management team with track record of growth. Our management team has extensive industry experience, including significant technical and exploration expertise. Our management team has specific expertise in the Permian Basin and in successfully executing multi-year development drilling programs.

2016 Activity

Our 2016 activity focused on operating within cash flow while managing production declines, improving our cost structure and strengthening our balance sheet. We drilled six, and completed five, horizontal wells in 2016 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2017, at a measured, but increased pace from 2016, subject to commodity prices. Our activities in 2016 included:

•

Managed production decline. In 2016, we reduced our capital expenditures by $131.4 million, to $19.8 million. During the first quarter of 2016, our production declined by 12% compared to the prior quarter due to no new well completions from August 2015 through the first quarter of 2016 and natural production decline. Our production decreased by 1%, 3% and 1% in the second, third and fourth quarters of 2016, respectively. We managed our natural production decline through operating efficiencies and investment in well repairs, workovers and maintenance. Production for 2016 totaled 4.5 MMBoe (12.4 MBoe/d), compared to 5.5 MMBoe (15.2 MBoe/d) in 2015. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas. At December 31, 2016, six wells were waiting on completion.

•

Operated within operating cash flow. In 2016, we generated $26.1 million in operating cash flow, incurred $19.8 million of capital expenditures and had no increase in the principal balance of our debt outstanding.

•

Reduced operating expenses to improve operating cash flow. In 2016, through our cost saving initiatives, we reduced lease operating expenses by $9.7 million, general and administrative expenses by $3.6 million and production and ad valorem taxes by $2.9 million.

•

Strengthened our balance sheet.  On November 2, 2016, we entered into the Exchange Agreement. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our long-term debt by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our debt and improve our operating cash flow through the reduction of interest expense.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2016, we had drilled and completed a total of 17 wells targeting the Wolfcamp A bench, 106 wells targeting the Wolfcamp B bench and 46 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2016.

•

Installation of field infrastructure and water handling systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $115 million in building field infrastructure since 2012. We now have an extensive network of centralized production facilities, water transportation, handling and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs. In large part due to this infrastructure investment, we were able to reduce our lease operating expenses per Boe by 19% to $4.24, and our drilling and completion cost by 22% to $3.5 million, in 2016.

Plans for 2017

In January 2017, we closed the Initial Exchange and issued 39,165,600 shares of common stock in exchange for Senior Notes with a principal amount of $130,552,000. Additionally, we launched the Follow-On Exchange offering shares of our common stock, at a ratio of 276 shares of common stock per $1,000 principal amount of our Senior Notes, to the holders of our remaining $99,768,000 principal amount of outstanding Senior Notes. We anticipate closing the Follow-On Exchange on or around March 22, 2017. Assuming full participation in the Follow-On Exchange, together with the Initial Exchange, we would reduce our cash interest payments by $13.9 million in 2017 and by $69.5 million over the term of the Senior Notes. This will provide us the flexibility to use the interest savings to invest in our capital budget, to continue to reduce long-term debt or for other corporate purposes. There are no minimum subscription requirements for the Follow-On Exchange, and we cannot predict participation levels.

For 2017, we increased our capital expenditure budget to a range of $50 million to $70 million, compared to $19.8 million of capital expenditures in 2016. We currently have one rig running. Our 2017 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

Markets and Customers

The revenues generated by our operations are highly dependent upon the prices of oil, NGLs and natural gas. Oil, NGLs and natural gas are commodities, and therefore, we receive market-based pricing. The price we receive for our oil, NGLs and natural gas production depends on numerous factors beyond our control, including supply and demand for oil, NGLs and gas, seasonality, the condition of the domestic and global economies, particularly in the manufacturing sectors, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil, NGLs and gas, the proximity and capacity of gas pipelines and other transportation facilities, seasonality, the marketing of competitive fuels and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

For the year ended December 31, 2016, sales to JP Energy Development, LP (“JP Energy”) and DCP Midstream, LP (“DCP”) accounted for approximately 54% and 46%, respectively, of our total sales. As of December 31, 2016, we had dedicated all of our oil production from northern Project Pangea and Pangea West through September 2022 to JP Energy. In addition, as of December 31, 2016, we had dedicated all of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

Commodity Derivative Activity

We enter into commodity swap and collar contracts to mitigate portions of the risk of market price fluctuations related to future oil, NGLs and gas production. Our derivative contracts are recorded as derivative assets and liabilities at fair value on our balance sheet, and the change in a derivative contract’s fair value is recognized as current income or expense on our consolidated statements of operations.

In 2016, we realized $6.1 million in gains from our derivatives contracts, and the estimated fair value of our derivatives contracts at December 31, 2016, was a liability of $4.9 million. For 2017, we currently have 8,400,000 MMBtu of gas hedged at an average floor price of $2.79 per MMBtu and an average ceiling price of $3.15 per MMBtu and 709,750 Bbls of NGLs at average prices of $11.34 per Bbl (C2-ethane), $27.92 per Bbl (C3-propane), $36.73 per Bbl (IC4-isobutane) and $35.92 per Bbl (NC4-butane). For 2018, we currently have 5,400,000 MMBtu of gas hedged at an average price of $3.08 per MMBtu.

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

We have used hydraulic fracturing to complete both horizontal and vertical wells in the Permian Basin. We engage third parties to provide hydraulic fracturing services to us for completion of these wells. While hydraulic fracturing is not required to maintain our leasehold acreage that is currently held by production from existing wells, it will be required in the future to develop the proved undeveloped reserves associated with this acreage. All of our proved undeveloped reserves associated with future drilling will require hydraulic fracturing.

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

Hydraulic fracturing requires the use of a significant amount of water. Upon flowback of the water, we dispose of it in a way that we believe minimizes the impact to nearby surface water by disposing into approved disposal facilities or injection wells. Currently our primary sources of water in Project Pangea are the nonpotable Santa Rosa and potable Edwards-Trinity (Plateau) aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We have historically reused and recycled flowback and produced water and intend to do so in the future.

For information regarding existing and proposed governmental regulations regarding hydraulic fracturing and related environmental matters, please read “Business — Regulation — Environmental Laws and Regulation.” For related risks to our stockholders, please read “Risk Factors — Federal and state legislation and regulatory initiatives and private litigation relating to hydraulic fracturing could stop or delay our development project and result in materially increased costs and additional operating restrictions.”

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

Transportation and Sale of Natural Gas and NGLs

FERC regulates interstate gas pipeline transportation rates and service conditions under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those statutes. FERC also regulates interstate NGLs pipelines under various federal laws and regulations. Although FERC does not regulate oil and gas producers such as Approach, FERC’s actions are intended to facilitate increased competition within all phases of the oil and gas industry and its regulation of third-party pipelines and facilities could indirectly affect our ability to transport or market our production. To date, FERC’s policies have not materially affected our business or operations.

Regulation of Production

Oil, NGLs and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The state in which we operate, Texas, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, Texas imposes a severance tax on production and sales of oil, NGLs and gas within its jurisdiction. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

The following is a summary of some of the existing environmental laws, rules and regulations that apply to our business operations. It remains unclear what actions, if any, the Trump administration will undertake related to these laws, rules and regulations.

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

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions, permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. For example,  under the EPA’s New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations,  since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented. On May 12, 2016, the EPA issued three additional rules for the oil and gas industry to reduce emissions of methane, volatile organic compounds (“VOCs”) and other compounds.  These rules apply to all new, reconstructed, and modified processes and equipment since September 2015.  Among other things, the new rules impose green completion requirements on new hydraulically fractured oil wells and reduce allowable emissions of methane and VOCs. We do not expect that the NSPS or NESHAP will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements or use specific equipment or technologies to control emissions. Our failure to comply with existing or new requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal CAA. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in April 2010 and became effective in January 2011, but it does not require immediate reductions in GHG emissions. On August 3, 2015, the EPA issued a final rule to limit GHG emissions from new power plants. The agency simultaneously released a final rule to limit carbon emissions from existing power plants. While these regulations are currently the subject of litigation, including a stay issued by the U.S. Supreme Court, if the regulation ultimately is upheld it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. The EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

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

In June 2016, the EPA issued a final rule banning the disposal of wastewater from unconventional oil and gas wells to public wastewater and sewage treatment plants. Produced and other flowback water from our current operations in the Permian Basin is typically not discharged to wastewater treatment plants but is re-injected into underground formations that do not contain potable water.

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

In addition to the above actions of the EPA, certain members of Congress have, in the past, called upon government agencies to investigate various aspects of hydraulic fracturing. Federal agencies that have been involved in hydraulic fracturing research include the White House Council on Environmental Quality, the Department of Energy, the Department of Interior and the Energy Information Administration. The EPA has also studied the potential environmental impacts of hydraulic fracturing on water resources, publishing a final report in December 2016. These and future investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could facilitate initiatives to further regulate hydraulic fracturing.

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

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material expenditures for remediation or pollution control activities for the year ended December 31, 2016. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2017. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

Threatened and Endangered Species, Migratory Birds and Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. The United States Fish and Wildlife Service may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to prevent oil and gas exploration activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

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

Employees

As of February 22, 2017, we had 100 full-time employees, 61 of whom are field personnel. We regularly use independent contractors and consultants to perform various field and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are excellent.

Insurance Matters

As is common in the oil and gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Available Information

We maintain an internet website under the name www.approachresources.com. The information on our website is not a part of this report. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after providing such reports to the SEC. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Lead Independent Director Charter, our Governance Guidelines and our Code of Conduct are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116.

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

Our future financial condition and results of operations will depend on commodity prices and the success of our drilling, exploration and production activities. These factors are subject to numerous risks beyond our control, including the risk that drilling will not result in economic oil and gas production or increases in reserves. Many factors may curtail, delay or cancel our scheduled development projects, including:

•	declines in oil, NGLs and gas prices;
•	inadequate capital resources or liquidity to maintain current production levels or further develop our assets;
•	compliance with governmental regulations, which may include limitations on hydraulic fracturing, access to water or the discharge of GHGs;
•	limited transportation services and infrastructure to deliver the oil, NGLs and natural gas we produce to market;
•	inability to attract and retain qualified personnel;
•	unavailability or high cost of drilling and completion equipment, services or materials;
•	unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents;
•	lack of acceptable prospective acreage;
•	adverse weather conditions;
•	surface access restrictions;
•	title problems;
•	mechanical difficulties;
•	natural disasters; and
•	civil unrest or protest activities.

Oil, NGLs and gas prices are volatile and have declined significantly in recent years. Sustained declines in oil, NGLs or gas prices from current levels would adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

Our revenues, profitability and cash flow depend on the prices and demand for oil, NGLs and gas. The markets for these commodities are volatile, and even relatively modest drops in prices can affect significantly our financial results and impede our growth. Prices for oil, NGLs and gas fluctuate widely in response to changes in the supply and demand for these commodities, market uncertainty and a variety of additional factors beyond our control, such as:

•	domestic and foreign supply of oil, NGLs and gas;
•	domestic and foreign consumer demand for oil, NGLs and gas;
•	overall United States and global economic conditions impacting the global supply of and demand for oil, NGLs and gas;
•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•	commodity processing, gathering and transportation availability, the availability of refining capacity and other factors that result in differentials to benchmark prices;
•	price and availability of alternative fuels;
•	price and quantity of foreign imports;
•	domestic and foreign governmental regulations;
•	political conditions in or affecting other oil and natural gas producing countries;
•	weather conditions, including unseasonably warm winter weather and tropical storms; and
•	technological advances affecting oil, NGLs and gas consumption.

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to be volatile. For example, prices for NYMEX-WTI ranged from a high of $54.06 per Bbl to a low of $26.21 per Bbl in 2016. NYMEX-Henry Hub natural gas prices ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu in 2016. While prices have increased from recent lows, they are still significantly below previous highs. Declines in oil and natural gas prices from current levels may further reduce our level of exploration, drilling and production activity and cash flows.

The Company’s financial position, results of operations, access to capital and the amount of oil and gas that may be economically produced would be negatively impacted if oil and gas prices decline from current levels for an extended period of time.

The ways that a decline in oil and gas prices from current levels could affect us include the following:

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
•

The borrowing base under our revolving credit facility could be reduced as further discussed below, and if the amount outstanding under our revolving credit facility exceeds the borrowing base, we may be required to repay a portion of our outstanding borrowings.

If commodity prices decline from the current levels, our future cash flows will not be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations will be adversely affected.

Low oil and gas prices not only cause our revenues and cash flows to decrease but also reduce the amount of oil and gas that we can produce economically. Decreases in oil and gas prices will render uneconomic some or all of our drilling locations. This may result in our having to impair our oil and gas properties further and could have a material adverse effect on our business, financial condition and results of operations. In addition, if oil, NGLs or gas prices further decline or fail to recover from their current levels for an extended period of time, we may, among other things, be unable to maintain or increase our borrowing capacity, repay current or future debt or obtain additional capital on attractive terms, all of which can affect the value of our common stock. The amount available for borrowing under our revolving credit facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. The decline in oil and gas prices has adversely impacted the value of our estimated proved reserves and, in turn, the market values used by our lenders to determine our borrowing base.

If the Follow-On Exchange is not successful, we may seek alternative refinancing transactions.

We have been actively engaged in the process of analyzing various options to address our liquidity as well as assessing our overall capital structure. On January 27, 2017, we closed the Initial Exchange of $130,552,000 principal amount of our Senior Notes for 39,165,600 shares of newly issued shares of common stock, par value $0.01 per share. On January 30, 2017, we launched the Follow-On Exchange. If the Follow-On Exchange is not successful, we may determine to evaluate alternative transactions designed to reduce leverage and increase liquidity and operating cash flow. These alternative transactions may not be as advantageous to the existing holders of our common stock as the Follow-On Exchange. Some of these alternatives may include additional debt buybacks, debt-for-debt or debt-for-equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, private or public equity raises or rights offerings or transactions which may have a more dilutive effect on our existing stockholders than the Follow-On Exchange.

The issuance of our common stock in connection with the Follow-On Exchange may cause substantial dilution, which could materially affect the trading price of our Common Stock.

If the maximum number of shares of common stock issuable is issued in connection with the Follow-On Exchange, these shares would represent approximately 25% of our outstanding shares of common stock.  These issuances could result in substantial decreases to our stock price.  In addition, subject to the terms of the Stockholders Agreement between the former largest holder of our Senior Notes (the “Equitizing Noteholder”) and the Company (the “Stockholders Agreement”), our existing stockholders may have reduced input on matters for which a stockholder vote is requested or required.

The Initial Exchange transaction concentrated significant voting power in the hands of one stockholder.

The Initial Exchange transaction resulted in a significant concentration of voting power held by the Equitizing Noteholder.  Even assuming full participation in the Follow-On Exchange, the Equitizing Noteholder will continue to be the Company’s largest individual stockholder immediately after the Follow-On Exchange.  Subject to the restrictions set forth in the Stockholders Agreement, the Equitizing Noteholder may have significant input on matters for which a stockholder vote is requested or required.

The completion of the Follow-On Exchange is expected to result in a significant limitation on the use of our federal net operating loss carryforwards (“NOLs”), which could have a material adverse effect on our tax position.

A change in ownership of our common stock by more than 50% within a three-year period would result in a substantial portion of our NOLs being eliminated or becoming restricted, and we would need to reduce our deferred tax assets reflecting the restricted use of these NOLs when such an ownership change occurs. An ownership change would establish an annual limitation on the amount of our pre-change NOLs that we could use to offset our taxable income in any future taxable year to an amount generally equal to the value of our common stock immediately before the ownership change multiplied by the federal long-term tax exempt rate for the month of the ownership change. We do not expect that the Initial Exchange resulted in a change of ownership of 50% or more of our common stock; however, the Follow-On Exchange, or another significant acquisition of our common stock, may result in such an ownership change. We believe that we may be able to offset, in part, such limitation through our potential to generate NOLs in the future, and may be able to use otherwise limited NOLs to the extent we recognize, or are treated as recognizing, built-in gain on assets owned before the ownership change. If such an ownership change occurs as a result of the Follow-On Exchange, we estimate that we could recognize a non-recurring non-cash charge, in our statement of operations for the three months ended March 31, 2017, in the range of $100 million to $130 million, due to change in our deferred tax assets.

Our business requires significant capital expenditures, and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our exploration, development and acquisition activities require substantial capital expenditures. For example, according to our year-end 2016 reserve report, the estimated future capital required to develop our current proved oil and gas reserves is $808.8 million. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings under our revolving credit facility and public equity and debt financings. In 2016, we funded our capital expenditures through cash flows from operations. Future cash flows are subject to a number of variables, including the production from existing wells, prices of oil, NGLs and gas and our success in developing and producing new reserves. If commodity prices decline from current levels, our cash flow from operations may not be sufficient to cover our current or future capital expenditure budgets, and we may have limited ability to obtain the additional capital necessary to fully develop our proved reserves. In addition we may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain additional financing could cause us to scale back our exploration and development operations, which in turn would lead to a decline in our oil and gas production and reserves, and in some areas a loss of properties.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments, including our obligations under our $99.8 million principal amount of Senior Notes, after the Initial Exchange, and $273 million in outstanding borrowings under our revolving credit facility. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	selling assets;
•	reducing or delaying capital investments;
•	seeking to raise additional capital; or
•	refinancing or restructuring our remaining debt.

If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which could in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings, or they could prevent us from making payments on the Senior Notes. If amounts outstanding under our revolving credit facility or the Senior Notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

At December 31, 2016, we had $273 million in borrowings outstanding under our revolving credit facility, and our borrowing base was $325 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. We expect that our borrowing base will be redetermined in the second quarter of 2017. Upon such redetermination, our borrowing base could be reduced, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If commodity prices decrease significantly, it is likely that our borrowing base will be reduced further in the next semi-annual borrowing base redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

Our revolving credit facility borrowing base is subject to semi-annual redetermination, and current Office of the Comptroller of the Currency (“OCC”) guidelines may incentivize lenders to limit our borrowing capabilities.

In March 2016, the OCC issued revised guidelines for exploration and production companies that specify target leverage metrics that we currently exceed.  The lower a loan’s credit rating, the more reserves a bank must set aside. This makes it more expensive for the bank to keep a negatively-rated, or classified, loan on its books.  Low participation in the Follow-On Exchange transaction would result in our continuing with leverage in excess of OCC guidelines, which would increase our risk of a negative semi-annual borrowing base redetermination, which could in turn materially decrease our liquidity or cause our borrowings to exceed our borrowing base and cause us to be in default under our credit agreement.

Our revolving credit facility contains operating and financial restrictions and covenants that may restrict our business and financing activities or that economic conditions and commodity prices may cause us to breach.

Our revolving credit facility contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

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

Our revolving credit facility also contains financial covenants. Our ability to comply with some of the covenants and restrictions contained in our revolving credit facility may be affected by events beyond our control. If commodity prices decline from current levels, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. If an event of default under our revolving credit facility occurs and remains uncured, the lenders:

•	would not be required to lend any additional amounts to us;
•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
•	may have the ability to require us to apply all of our available cash to repay these borrowings; or
•	may prevent us from making debt service payments under our other agreements.

If commodity prices decline to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to write down the carrying values of our properties. Additionally, current SEC rules also could require us to write down our proved undeveloped reserves in the future.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down is a non-cash charge to earnings. We recorded no impairment of our proved properties for the year ended December 31, 2016. For the year ended December 31, 2015, we recorded an impairment loss of $220.2 million. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile.

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe or if commodity prices cause us to change our development plan to decrease the number of wells to be drilled over the five-year period. For example, for the year ended December 31, 2016, we reclassified 22.4 MMBoe of proved reserves to unproved reserves attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules.

The estimated volumes, standardized measure and present value of future net revenues (“PV-10”) from our proved reserves as of December 31, 2016, should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

Standardized measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. On December 31, 2016, our standardized measure of discounted cash flows was $297.8 million. Standardized measure requires the use of specific pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. The non-GAAP financial measure, PV-10, is based on the average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, while actual future prices and costs may be materially higher or lower.

Our estimated proved reserves as of December 31, 2016, and related standardized measure and PV-10, were calculated under the SEC rules using 12-month trailing average benchmark prices of $42.69 per Bbl of oil, $14.12 per Bbl of NGLs and $2.47 per MMBtu of gas. If oil, NGLs and gas prices decline by 10% from $42.69 per Bbl of oil, $14.12 per Bbl of NGLs and $2.47 per MMBtu of gas, to $38.42 per Bbl of oil, $12.71 per Bbl of NGLs and $2.22 per MMBtu of gas, then our PV-10 as of December 31, 2016, would decrease from $307.9 million to approximately $263.1 million. The average market price received for our production for the three months ended December 31, 2016 was $46.02 per Bbl of oil, $15.25 per Bbl of NGLs and $2.65 per Mcf of gas (after basis differential and Btu adjustments). Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. For a reconciliation of PV-10, a measure not calculated in accordance with GAAP, to our standardized measure of discounted future cash flows and related disclosures, see “Reconciliation of PV-10 to Standardized Measure.”

Consequently, these measures may not reflect the prices ordinarily received or that will be received for oil and gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and gas properties. Accordingly, estimates of future net cash flow may be materially different from the future net cash flows that are ultimately received. Therefore, the standardized measure of our estimated reserves and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. In addition, the 10% discount factor we use when calculating PV-10 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

The issuance of shares in the future could reduce the market price of our common stock.

In the future, we may issue common stock or other securities to raise cash for further debt reduction, working capital or acquisitions. We also may acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We also may issue securities convertible into, or exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock. In addition, sales or issuances of a substantial amount of our common stock, or the perception that these sales or issuances may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Our stock price has been and could remain volatile, which further could adversely affect the market price of our stock and our ability to raise additional capital and cause us to be subject to securities class action litigation.

The market price of our common stock has experienced and may continue to experience significant volatility. In 2016, the price of our common stock fluctuated from a high of $4.35 per share to a low of $0.60 per share. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies in the energy sector, and particularly in the upstream sector. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of the decline in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Due to the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the derivative transactions we execute are undertaken in a highly regulated market. While many of the rules implementing the Dodd-Frank statute are in place at this time, some significant components of the Dodd-Frank regulatory regime remain subject to rulemaking by the Commodity Futures Trading Commission and other regulators.

Although we have hedged a portion of our estimated 2017 and 2018 production, our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

Currently we have commodity price derivative agreements on approximately 8,400,000 MMBtu of natural gas hedged with swaps and collars in 2017 at an average floor price of $2.79 per MMBtu and an average ceiling price of $3.15 per MMBtu and 709,750 BBls of NGLs at average prices of $11.34 per Bbl (C2-ethane), $27.92 per Bbl (C3-propane), $36.73 per Bbl (IC4-isobutane), and $35.92 per Bbl (NC4-butane). These derivative contracts will not protect us from a continuing and prolonged decline in the price of oil and natural gas for the unhedged portion of our production in 2017 or our production after 2017. We have entered into derivative contracts for approximately 5,400,000 MMbtu of natural gas hedged with swaps at average prices of $3.08 per MMBtu for 2018. To the extent that the prices for oil and gas decline, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

All of our proved undeveloped reserves associated with future drilling and completion projects will require hydraulic fracturing. See Item 1. “Business — Hydraulic Fracturing” for a discussion of the importance of hydraulic fracturing to our business, and Item 1. “Business — Regulation —Hydraulic Fracturing” for a discussion of regulatory developments regarding hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also permitting delays and increases in costs. The EPA and other federal agencies, including the United States Bureau of Land Management (“BLM”), have made proposals that would subject hydraulic fracturing to further regulation and could restrict the practice of hydraulic fracturing. For example, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing, and, in June 2016, the EPA finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The EPA also released a study in December 2016 finding that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. While the BLM’s final rule regarding hydraulic fracturing was struck down by the United States District Court for the District of Wyoming in June 2016, an appeal is currently pending in the Tenth Circuit Court of Appeals.   However, several states have already adopted, and more states are considering adopting, laws and/or regulations that require disclosure of chemicals used in hydraulic fracturing and impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. In addition, some states and municipalities have significantly limited drilling activities and/or hydraulic fracturing or are considering doing so. Although it is not possible at this time to predict the final outcome of these proposals, any new federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, materials, personnel and oilfield services could adversely affect our ability to execute our drilling and development plans on a timely basis and within our budget.

Our industry is cyclical, and, from time-to-time, during periods of improving and high commodity prices, there is a shortage of drilling rigs, hydraulic fracturing services, equipment, supplies or qualified service personnel. During these periods, the costs and delivery times of equipment, oilfield services and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling and completion crews rise as the number of active rigs in service increases. Increasing levels of exploration and production will increase the demand for oilfield services, and the costs of these services may increase, while the quality of these services may suffer. If the availability of equipment, crews, materials and services in the Permian Basin is particularly severe, our business, results of operations and financial condition could be materially and adversely affected because our operations and properties are concentrated in the Permian Basin.

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

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. For example, in October 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. In March 2016, the United States Geological Survey identified at least six states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.  Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by the Company or by commercial disposal well vendors whom the Company may use from time to time to dispose of produced water. Compliance with environmental regulations and permit requirements for the disposal, withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition and results of operations.

Conservation measures and technological advances could reduce demand for oil and gas.

Fuel conservation measures, alternative fuel requirements, increasing interest in alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and gas. The impact of the changing demand for oil and gas may have a material adverse effect on our business, financial condition and results of operations.

Climate change legislation or regulations regulating emissions of GHGs and VOCs could result in increased operating costs and reduced demand for the oil and gas we produce.

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal CAA. The EPA also issued final regulations under the NSPS and NESHAP designed to reduce VOCs. See Item 1. “Business — Regulation — Environmental Laws and Regulations — Greenhouse Gas Emissions” and “ — Air Emissions” for a discussion of regulatory developments regarding GHG and VOC emissions.

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

In November 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and gas industry. The EPA has indicated that it intends to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry. If adopted, these standards would not be imposed directly on regulated entities. Instead, they would become guidelines that the states must consider in developing their own rules for regulating sources within their borders. The EPA has indicated that this information may also be used to develop standards for certain kinds of new and modified equipment and facilities not currently covered under the NSPS.

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

Potential legislation, if enacted into law, could make significant changes to U.S. federal and state income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain U.S. production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws, as well as any similar changes in state law, could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively affect our financial condition and results of operations. Additionally, future legislation could be enacted that increases the taxes or fees imposed on oil and natural gas extraction. Any such legislation could result in increased operating costs and/or reduced consumer demand for petroleum products, which in turn could affect the prices we receive for our oil, NGLs and gas.

Our future reserve and production growth depends on the success of our horizontal Wolfcamp oil shale resource play, which has a limited operational history and is subject to change.

We began drilling horizontal wells in the Wolfcamp play in late 2010. The wells that have been drilled or recompleted in these areas represent a small sample of our large acreage position, and we cannot assure you that our new wells will be successful. We continue to gather data about our prospects in the Wolfcamp play, and it is possible that additional information may cause us to change our drilling schedule or determine that prospects in some portion of our acreage position should not be developed at all.

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

In 2016, JP Energy and DCP collectively accounted for more than 99% of our total oil, NGLs and gas sales, excluding realized commodity derivative settlements. As of December 31, 2016, we had dedicated all of our oil production from northern Project Pangea and Pangea West through September 2022 to JP Energy. In addition, as of December 31, 2016, we had dedicated all of our NGLs and natural gas production from Project Pangea to DCP through August 2023. To the extent that any of our major purchasers reduces their purchases of oil, NGLs or gas, is unable to take our oil, NGLs or gas due to infrastructure or capacity limitations or defaults on their obligations to us, we would be adversely affected unless we were able to make comparably favorable arrangements with other purchasers. These purchasers’ default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to one or more of these customers or due to circumstances related to other market participants with which the customer has a direct or indirect relationship.

We depend on our management team and other key personnel. The loss of any of these individuals, or the inability to attract, train and retain additional qualified personnel, could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel and the ability to attract, train and retain additional qualified personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. In January 2011, we entered into an amended and restated employment agreement with J. Ross Craft, P.E., our Chairman and Chief Executive Officer. On January 3, 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. In January 2017, we amended our employment agreements with Qingming Yang, our President and Chief Operating Officer; and J. Curtis Henderson, our Chief Administrative Officer. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. In addition, our ability to manage our growth, if any, will require us to effectively train, motivate and manage our existing employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Market conditions or transportation and infrastructure impediments may hinder our access to oil, NGLs and gas markets or delay our production or sales.

Market conditions or the unavailability of satisfactory oil, NGLs and gas processing and transportation services and infrastructure may hinder our access to oil, NGLs and gas markets or delay our production or sales. Although currently we control the gathering systems for our operations in the Permian Basin, we do not have such control over the regional or downstream pipelines in and out of the Permian Basin. The availability of a ready market for our oil, NGLs and gas production depends on a number of factors, including market demand and the proximity of our reserves to pipelines or trucking and rail terminal facilities.

In addition, the amount of oil, NGLs and gas that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to maintenance, excessive line pressure, excessive vapor pressure, ability of downstream processing facilities to accept unprocessed gas or NGLs, physical damage or operational interruptions to the gathering or transportation system or downstream processing and fractionation facilities or lack of contracted capacity on such systems or facilities.

The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. As a result, we may not be able to sell, or may have to transport by more expensive means, the oil, NGLs and gas that we produce, or we may be required to shut in oil or gas wells or delay initial production until the necessary gathering and transportation systems are available. Any significant curtailment in gathering systems, transportation, pipeline capacity or significant delay in construction of necessary gathering and transportation facilities, could adversely affect our business, financial condition and results of operations.

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

Our management team has identified drilling locations as an estimation of our future development activities on our existing acreage. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these identified drilling locations depends on a number of uncertainties, including oil, NGLs and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system, marketing and transportation constraints, regulatory approvals and other factors. Because of these uncertain factors, we do not know if the identified drilling locations will ever be drilled or if we will be able to produce oil or gas from these or any other identified drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the identified locations are obtained, the leases for such acreage will expire. Therefore, our actual drilling activities may materially differ from those presently identified.

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

As of December 31, 2016, we held mineral leases in each of our areas of operation that are still within their original lease term and are not currently held by production. Leases not held by production represent 27% of our net acreage, and 3% of our proved undeveloped reserves. Unless we continue to develop and produce on the properties subject to these leases, these leases may expire in 2017. If these leases expire, we will lose our right to develop the related properties, unless we renew such leases. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. See Item 2. “Properties — Undeveloped Acreage Expirations” for a table summarizing the expiration schedule of our undeveloped acreage over the next three years.

Our actual production, revenues and expenditures related to our reserves are likely to differ from our estimates of our proved reserves. We may experience production that is less than estimated and drilling costs that are greater than estimated in our reserve reports. These differences may be material.

The proved oil, NGLs and gas reserves data included in this report are estimates. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil, NGLs and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

•	historical production from the area compared with production from other similar producing areas;
•	the assumed effects of regulations by governmental agencies;
•	assumptions concerning future oil, NGLs and gas prices; and
•	assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

Because all reserves estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating proved reserves:

•	the quantities of oil, NGLs and gas that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future oil, NGLs and gas prices.

As of December 31, 2016, approximately 62% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

In the future, we may make acquisitions of businesses that complement or expand our current business. We may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. Competition for acquisitions may also increase the cost of, or cause us to refrain from, completing acquisitions.

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

Severe weather could have a material adverse impact on our business.

Our business could be materially and adversely affected by severe weather. Repercussions of severe weather conditions may include:

•	curtailment of services, including oil, NGLs and gas pipelines, processing plants and trucking services;
•	weather-related damage to drilling rigs, resulting in a temporary suspension of operations;
•	weather-related damage to our producing wells or facilities;
•	inability to deliver materials to jobsites in accordance with contract schedules; and
•	loss of production.

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

Our quarterly operating results have fluctuated in the past and could be negatively impacted in the future as a result of a number of factors, including seasonal variations in oil, NGLs and gas prices, variations in levels of production and the completion of development projects.

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

Permian Basin — Project Pangea

Our properties in the Permian Basin are located in Crockett and Schleicher Counties, Texas. We began operations in the Permian Basin through a farm-in agreement for 27,000 net acres in 2004 and have since increased our total acreage position to approximately 137,000 gross (123,000 net) acres as of year-end 2016. At December 31, 2016, we owned interests in approximately 806 gross (794 net) wells, all of which we operate. As of December 31, 2016, we had working and net revenue interests of approximately 100% and 76%, respectively, across Project Pangea.

Our acreage position in the Permian Basin is characterized by several commercial hydrocarbon zones, including the Clearfork, Dean, Wolfcamp shale, Canyon Sands, Strawn and Ellenburger zones. When we began drilling our Permian Basin properties in 2004, we targeted the Canyon Sands, Strawn and Ellenburger zones at depths ranging from 7,250 feet to 8,900 feet with vertical wells.

In 2010, we performed a detailed geological and petrophysical evaluation of the Clearfork, Dean and Wolfcamp shale formations above the Canyon Sands, Strawn and Ellenburger, and in 2010, we began drilling horizontal wells targeting the Wolfcamp shale. The Wolfcamp shale is a source rock that we believe has significant potential for hydrocarbons. The Wolfcamp shale is located in the oil-to-wet gas window across our Permian acreage position and is naturally fractured due to its proximity to the Ouachita-Marathon thrust belt and mineralogy, specifically the carbonate and quartz minerals.

The Wolfcamp shale has gross pay thickness of approximately 1,000 to 1,200 feet across our acreage position, which allows for horizontal drilling and stacked horizontal wellbores targeting varied zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. Since we began drilling horizontal Wolfcamp wells in 2011 through December 31, 2016, we have drilled and completed a total of 17 wells targeting the Wolfcamp A bench, 106 wells targeting the Wolfcamp B bench and 46 wells targeting the Wolfcamp C bench. As of December 31, 2016, estimated proved reserves attributable to the horizontal Wolfcamp shale oil play accounted for 93% of our total proved reserves.

During 2016, we incurred costs of approximately $17.8 million to drill six, and complete five, horizontal Wolfcamp wells. At December 31, 2016, we had six horizontal Wolfcamp wells waiting on completion. We currently have one rig running in Project Pangea.

East Texas Basin — North Bald Prairie

In July 2007, we entered into a joint venture with EnCana Oil & Gas (USA) Inc. (“EnCana”) in Limestone and Robertson Counties, Texas, in the East Texas Cotton Valley trend. We began drilling operations in August 2007. We have drilled and completed 11 gross wells, including one well completed as a saltwater disposal well. We have a 50% working interest and approximately 40% net revenue interest in the approximately 3,000 gross (2,000 net) acre project. In 2012, EnCana assigned its interest in the project to a third party. As of December 31, 2016, we had estimated proved reserves of 512 MMcf in North Bald Prairie. Our primary targets in North Bald Prairie are the Cotton Valley Sands and Cotton Valley Lime. We currently have no rigs running in North Bald Prairie.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves as of December 31, 2016. See Note 10 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of standardized measure and PV-10 are based on the 12-month average of the first-day-of-the-month pricing of $42.69 per Bbl West Texas Intermediate posted oil price, $14.12 per Bbl received for NGLs and $2.47 per MMBtu Henry Hub spot natural gas price during 2016. All prices were adjusted for energy content, quality and basis differentials by area and were held constant through the lives of the properties. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil. The information in the following table is not intended to represent the current market value of our proved reserves nor does it give any effect to or reflect our commodity derivatives or current commodity prices.

Summary of Oil and Gas Reserves as of Fiscal-Year End

Based on Average Fiscal-Year Prices

	Proved Reserves
Reserves Category	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(1)	Total (MBoe)	Percent (%)	PV-10 (in millions)(2)
Proved Developed
Permian Basin	13,466	20,375	149,696	58,790	37.6%	$295.5
East Texas Basin	—	—	512	85	0.0	0.3
Proved Undeveloped
Permian Basin	36,565	27,259	202,069	97,502	62.4	12.1
Total Proved Reserves	50,031	47,634	352,277	156,377	100.0%	$307.9

(1)	The gas reserves contain 44,178 MMcf of gas that will be produced and used as field fuel (primarily for compressors and artificial lifts) before the gas is delivered to a sales point.
(2)	See “Reconciliation of PV-10 to Standardized Measure” below for a reconciliation of PV-10 to the standardized measure.

Our estimated total proved reserves of oil, NGLs and natural gas as of December 31, 2016, were 156.4 MMBoe, made up of 32% oil, 30% NGLs and 38% natural gas. The proved developed portion of total proved reserves at year-end 2016 was 38%.

Extensions and discoveries for 2016 were 16.7 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2016, we reclassified 22.4 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 2.1 MMBoe resulting from cost reductions, updated well performance and technical parameters, offset by a decrease of 1.9 MMBoe due to lower commodity prices. We produced 4.8 MMBoe during 2016. This production included 1,330 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2016:

December 31, 2016 (in millions)
PV-10	$307.9
Present value of future income tax discounted at 10%	(10.1)
Standardized measure of discounted future net cash flows	$297.8

Proved Undeveloped Reserves

As of December 31, 2016, we had 97.5 MMBoe of proved undeveloped (“PUD”) reserves, which is a decrease of 7.3 MMBoe, or 7%, compared with 104.8 MMBoe of PUD reserves at December 31, 2015. All of our PUD reserves at December 31, 2016, were associated with our core development project, Project Pangea.

The following table summarizes the changes in our PUD reserves during 2016.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — December 31, 2015	38,829	29,072	221,336	104,790
Extensions and discoveries	6,221	4,372	31,906	15,910
Revisions to previous estimates	(8,066)	(5,752)	(48,033)	(21,822)
Conversion to proved developed reserves	(419)	(433)	(3,140)	(1,376)
Balance — December 31, 2016	36,565	27,259	202,069	97,502

The following table sets forth our PUD reserves converted to proved developed reserves during 2016, 2015 and 2014 and the net investment required to convert PUD reserves to proved developed reserves during each year.

	Proved Undeveloped Reserves Converted to Proved Developed Reserves				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)	(in thousands)
2014	3,430	1,645	10,753	6,867	$106,309
2015	2,485	1,627	11,737	6,068	84,071
2016	419	433	3,140	1,376	11,008
Total	6,334	3,705	25,630	14,311	$201,388

Estimated future development costs relating to the development of PUD reserves are projected to be approximately $55 million in 2017, $154 million in 2018 and $262 million in 2019. We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development project.

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

Our Senior Vice President of Engineering, Troy Hoefer, is the individual responsible for overseeing the preparation of our reserve estimates and for internal compliance of our reserve estimates with SEC rules, regulations and SPE standards. Mr. Hoefer has a Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines and more than 25 years of industry experience. Mr. Hoefer reports to our President and Chief Operating Officer. Our executive management, including our Chief Executive Officer and our President and Chief Operating Officer, reviews and approves our reserves estimates, including future development costs, before these estimates are finalized and disclosed in a public filing or presentation. Our Chief Executive Officer, J. Ross Craft, P.E., is a licensed Professional Engineer with a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University and more than 30 years of industry experience. Our President and Chief Operating Officer, Qingming Yang, earned his B.S. in Petroleum Geology from Chengdu University of Technology in the People’s Republic of China, his M.A. in Geology from George Washington University and his Ph.D. in Structural Geology from the University of Texas at Dallas. Dr. Yang has more than 25 years of industry experience.

For the years ended December 31, 2016, 2015 and 2014, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties. In 2016, DeGolyer and MacNaughton reported to the Audit Committee of our Board of Directors and to our Senior Vice President of Engineering. The Audit Committee meets with the independent engineering firm to, among other things, review and consider the processes used by the engineers in the preparation of the report and any matters of importance that arose in the preparation of the report, including whether the independent engineering firm encountered any material problems or difficulties in the preparation of their report. The Audit Committee’s review specifically includes difficulties with the scope or timeliness of the information furnished to them by the Company or any restrictions on access to information placed upon them by any Company personnel, any other difficulties in dealing with any Company personnel in the preparation of the report and any other matters of concern relating to the preparation of the report. The Audit Committee also determines whether the Company or its management or senior engineering personnel had similar or other problems or concerns regarding the independent engineering firm and the preparation of their report. See Third-Party Reports below for further information regarding DeGolyer and MacNaughton’s report.

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

Reporting of NGLs

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2016, NGLs represented approximately 30% of our total proved reserves on a Boe basis. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we include these volumes and production as Boe. The prices we received for a standard barrel of NGLs in 2016 averaged approximately 66% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.

Third-Party Reports

For the years ended December 31, 2016, 2015 and 2014, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare estimates of the extent and value of the proved reserves of certain of our oil and gas properties, including 100% of our total reported proved reserves. DeGolyer and MacNaughton’s report for 2016 is included as Exhibit 99.1 to this annual report on Form 10-K.

Oil and Gas Production, Production Prices and Production Costs

The following table sets forth summary information regarding oil, NGLs and gas production, average sales prices and average production costs for the last three years. We determined the Boe using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Years Ended December 31,
Production	2016	2015	2014
Oil (MBbls)	1,275	1,882	2,024
NGLs (MBbls)	1,529	1,694	1,461
Gas (MMcf)(1)	10,404	11,732	9,383
Total (MBoe)	4,537	5,532	5,049
Total (MBoe/d)	12.4	15.2	13.8
Average prices
Oil (per Bbl)	$37.90	$43.65	$87.69
NGLs (per Bbl)	12.93	12.06	28.74
Gas (per Mcf)	2.14	2.45	4.16
Total (per Boe)	19.90	23.74	51.20
Realized gain on commodity derivatives (per Boe)	1.35	9.49	0.47
Total including derivative impact (per Boe)	$21.25	$33.23	$51.67
Production costs (per Boe)(2)	$4.24	$5.24	$6.48

(1)	Gas production excludes gas produced and used as field fuel (primarily for compressors and artificial lifts) before the gas was delivered to a sales point.
(2)	Production cost per Boe is made up of lease operating expenses and excludes production and ad valorem taxes.

Drilling Activity — Prior Three Years

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Years Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	6.0	6.0	20.0	20.0	68.0	68.0
Dry(1)	—	—	1.0	1.0	2.0	2.0
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	6.0	6.0	20.0	20.0	68.0	68.0
Dry	—	—	1.0	1.0	2.0	2.0

(1)	The Company encountered mechanical issues while drilling the wells classified as dry in 2015 and 2014.

In 2016, we drilled six horizontal wells and completed five horizontal wells. At December 31, 2016, six wells were waiting on completion. The Company encountered mechanical issues while drilling one well in 2015 and two wells in 2014, and these wells cost $2.4 million and $5.6 million, respectively.

Although a well may be classified as productive upon completion, future changes in oil, NGLs and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, we had one horizontal rig running in the Permian Basin targeting the Wolfcamp shale oil resource play.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs or gas under existing agreements. However, as of December 31, 2016, we had dedicated all of our oil production from northern Project Pangea and Pangea West through September 2022 to JP Energy and had dedicated all of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at December 31, 2016. Wells are classified as natural gas or oil according to their predominant production stream.

	Natural Gas Wells		Oil Wells		Total Wells		Average Working Interest
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	534	523	272	271	806	794	98.5%
East Texas Basin	9	4.5	—	—	9	4.5	49.9%
Total	543	527.5	272	271	815	798.5	98.0%

Acreage

The following table summarizes our developed and undeveloped acreage as of December 31, 2016.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	90,127	81,630	46,680	41,777	136,807	123,407
East Texas Basin	3,481	1,687	—	—	3,481	1,687
Total	93,608	83,317	46,680	41,777	140,288	125,094

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2016, which will expire over the next three years by project area, unless production is established before lease expiration dates. Net amounts may be greater than gross amounts in a particular year due to timing of expirations.

	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	33,495	34,022	107	11	—	40
East Texas Basin	—	—	—	—	—	—
Total	33,495	34,022	107	11	—	40

The expiring acreage set forth in the table above accounts for 27% of our net acreage, and 3% of our PUD reserves. Of the 34,022 net acres scheduled to expire in 2017, 16,844 net acres are leased from The Board for Lease of University Lands (“University Lands”) under a Drilling and Development Unit Agreement (“D&D agreement”). Under the D&D agreement, we are required to drill and complete two wells per calendar year until September 2017, and in September 2017, we will present a development plan to University Lands that will outline a proposed capital budget and drilling schedule for the following year. Upon approval of the plan of development by University Lands (not to be unreasonably withheld), the development plan will become the drilling obligation for the following year. We are generally engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions and renewals to address the expiration of undeveloped acreage that occurs in the normal course of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our business, financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on NASDAQ Global Select Market in the United States under the symbol “AREX.” During 2016, trading volume averaged 1,015,691 shares per day. The following table shows the quarterly high and low sale prices of our common stock as reported on NASDAQ for the past two years.

	Price Per Share
	High	Low
2016
First quarter	$2.05	$0.60
Second quarter	3.10	1.13
Third quarter	4.35	1.35
Fourth quarter	4.33	2.51
2015
First quarter	$9.15	$5.01
Second quarter	9.57	6.35
Third quarter	6.95	1.65
Fourth quarter	3.19	1.23

Holders

As of February 21, 2017, there were 161 record holders of our common stock. A record holder may be a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans and individual compensation arrangements as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by stockholders	38,525	$12.00	2,742,394
Equity compensation plans not approved by stockholders	—	—	—

Performance Graph

The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2011, through December 31, 2016, to that of the cumulative return on a $100 investment in the Standard & Poor’s 500 (“S&P 500”) index, and Standard & Poor’s 600 Small Cap Energy index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Approach Resources Inc., the S&P 500 Index and the S&P 600 Small Cap Energy Index

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Approach Resources Inc.	$100.00	$85.04	$65.62	$21.73	$6.26	$11.39
S&P 500	100.00	113.41	146.98	163.72	162.53	178.02
S&P 600 Small Cap Energy Index	100.00	99.48	137.08	88.18	46.18	63.52

Issuer Repurchases of Equity Securities

Our 2007 Stock Incentive Plan (the “2007 Plan”) allows us to withhold shares of common stock to pay withholding taxes payable upon vesting of a restricted stock grant. The following table shows the number of shares of common stock withheld to satisfy the income tax withholding obligations arising upon the vesting of restricted shares issued to employees under the 2007 Plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 — October 31, 2016	—	$—	—	—
November 1, 2016 — November 30, 2016	1,781	2.85	—	—
December 1, 2016 — December 31, 2016	224,242	3.47	—	—
Total	226,023	$3.47	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the five years ended December 31, 2016. This information should be read in conjunction with Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, related notes and other financial information included in this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per-share data)
Operating Results Data
Revenues
Oil, NGLs and gas sales	$90,302	$131,336	$258,529	$181,302	$128,892
Expenses
Lease operating	19,250	28,972	32,701	19,152	19,002
Production and ad valorem taxes	8,217	11,085	15,934	12,840	9,255
Exploration	3,923	4,439	3,831	2,238	4,550
Impairment of oil and gas properties	—	220,197	—	—	—
General and administrative	24,734	28,341	32,104	26,524	24,903
Termination costs	—	1,436	—	—	—
Depletion, depreciation and amortization	79,044	109,319	106,802	76,956	60,381
Total expenses	135,168	403,789	191,372	137,710	118,091
Operating (loss) income	(44,866)	(272,453)	67,157	43,592	10,801
Other
Interest expense, net	(27,259)	(25,066)	(21,651)	(14,084)	(4,737)
Gain on debt extinguishment	—	10,563	—	—	—
Write-off of debt issuance costs	(563)	—	—	—	—
Equity in (losses) earnings of investee	—	—	(181)	156	(108)
Gain on sale of equity method investment	—	—	—	90,743	—
Realized gain (loss) on commodity derivatives	6,132	52,489	2,359	(1,048)	(108)
Unrealized (loss) gain on commodity derivatives	(11,616)	(33,214)	42,113	(4,596)	3,874
Other income	1,511	172	67	—	—
(Loss) Income before provision for income tax (benefit) provision	(76,661)	(267,509)	89,864	114,763	9,722
Income tax (benefit) provision	(24,418)	(93,405)	33,692	42,507	3,338
Net (loss) income	$(52,243)	$(174,104)	$56,172	$72,256	$6,384
(Loss) Earnings per share
Basic	$(1.26)	$(4.30)	$1.43	$1.85	$0.18
Diluted	$(1.26)	$(4.30)	$1.42	$1.85	$0.18
Statement of Cash Flows Data
Net cash provided by (used in)
Operating activities	$26,081	$102,716	$171,604	$110,695	$72,089
Investing activities	(23,890)	(217,347)	(377,172)	(187,324)	(291,963)
Financing activities	(2,770)	114,799	147,239	134,623	214,250
Balance Sheet Data
Cash and cash equivalents	$21	$600	$432	$58,761	$767
Restricted cash	—	—	—	7,350	—
Other current assets	12,473	19,838	60,647	24,302	14,889
Property, equipment, net, successful efforts method, net	1,092,061	1,154,546	1,331,659	1,047,030	828,467
Equity method investment	—	—	—	—	9,892
Other assets	—	—	—	1,388	881
Total assets	$1,104,555	$1,174,984	$1,392,738	$1,138,831	$854,896
Current liabilities	$26,369	$28,508	$106,852	$84,441	$60,247
Long-term debt, net	498,349	496,587	391,311	243,347	105,157
Other long-term liabilities	16,885	41,922	120,248	100,548	56,024
Stockholders’ equity	562,952	607,967	774,327	710,495	633,468
Total liabilities and stockholders’ equity	$1,104,555	$1,174,984	$1,392,738	$1,138,831	$854,896

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 123,000 net acres as of December 31, 2016. We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “Item 1 — Business — Our Business Strategy”. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2016, our estimated proved reserves were 156.4 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2016:

•	32% oil, 30% NGLs and 38% natural gas;
•	38% proved developed;
•	100% operated;
•	Reserve life of approximately 34 years based on 2016 production of 4.5 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $297.8 million; and
•	PV-10 (non-GAAP) of $307.9 million.

PV-10 is our estimate of the present value of future net revenues from proved oil, NGLs and natural gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates for future income taxes. Estimated future net revenues are discounted at an annual rate of 10% to determine their present value. PV-10 is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and generally differs from the standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future cash flows. PV-10 should not be considered as an alternative to the standardized measure, as computed under GAAP. See Item 2. “Properties — Proved Oil and Gas Reserves” for a reconciliation of PV-10 to the standardized measure.

At December 31, 2016, we owned and operated 806 producing oil and gas wells in the Permian Basin. During 2016, we produced 4.5 MMBoe, or 12.4 MBoe/d. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas.

Our financial results depend on many factors, but particularly on the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption. As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. For example, in 2016, NYMEX-WTI oil prices ranged from a high of $54.06 per Bbl to a low of $26.21 per Bbl, NYMEX-Henry Hub natural gas prices ranged from a high of $3.93 per MMBtu to a low of $1.64 per MMBtu, and our realized prices for NGLs ranged from a high of $17.19 per Bbl to a low of $7.09 per Bbl. If the current oil or natural gas prices decline from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

We also face the challenge of financing exploration, development and future acquisitions. We believe we have adequate liquidity for current, near-term working capital needs from cash generated from operations and, to the extent available, unused borrowing capacity under our revolving credit facility. However, we may choose to issue new equity, long-term debt or other convertible debt or equity securities in the capital markets, depending on market conditions and availability, to address our near-term funding requirements, or as an alternative to borrowing under our revolving credit facility. In the longer term, the Company expects a portion of its funding needs to be covered by cash flows from operations, and may issue debt or equity or monetize assets to cover any difference between cash flow from operations and capital or liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

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

2016 Activity

Our 2016 activity focused on operating within cash flow while managing production declines, improving cost structure and strengthening our balance sheet. We drilled six, and completed five, horizontal wells in 2016 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2017, at a measured, but increased pace from 2016, subject to commodity prices. Our activities in 2016 included:

•

Managed production decline. In 2016, we reduced our capital expenditures by $131.4 million, to $19.8 million. During the first quarter of 2016, our production declined by 12% compared to the prior quarter due to no new well completions from August 2015 through the first quarter of 2016 and natural production decline. Our production decreased by 1%, 3% and 1% in the second, third and fourth quarters of 2016, respectively. We managed our natural production decline through operating efficiencies and investment in well repairs, workovers and maintenance. Production for 2016 totaled 4.5 MMBoe (12.4 MBoe/d), compared to 5.5 MMBoe (15.2 MBoe/d) in 2015. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas. At December 31, 2016, six wells were waiting on completion.

•

Operated within operating cash flow. In 2016, we generated $26.1 million in operating cash flow, incurred $19.8 million of capital expenditures and had no increase in the principal balance of our debt outstanding.

•

Reduced operating expenses to improve operating cash flow. In 2016, through our cost saving initiatives, we reduced lease operating expenses by $9.7 million, general and administrative expenses by $3.6 million and production and ad valorem taxes by $2.9 million.

•

Strengthened our balance sheet.  On November 2, 2016, we entered into the Exchange Agreement. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our long-term debt by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our debt and improve our operating cash flow through the reduction of interest expense.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2016, we had drilled and completed a total of 17 wells targeting the Wolfcamp A bench, 106 wells targeting the Wolfcamp B bench and 46 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2016.

•

Installation of field infrastructure and water handling systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $115 million in building field infrastructure since 2012. We now have an extensive network of centralized production facilities, water transportation, handling and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs. In large part due to this infrastructure investment, we were able to reduce our lease operating expenses per Boe by 19% to $4.24, and our drilling and completion cost by 22% to $3.5 million, in 2016.

Plans for 2017

In January 2017, we closed the Initial Exchange and issued 39,165,600 shares of common stock in exchange for 7% Senior Notes due 2021 (the “Senior Notes”) with a principal amount of $130,552,000. Additionally, we launched the Follow-On Exchange offering shares of our common stock, at a ratio of 276 shares of common stock per $1,000 principal amount of our Senior Notes, to the holders of our remaining $99,768,000 principal amount of outstanding Senior Notes. We anticipate closing the Follow-On Exchange on or around March 22, 2017. Assuming full participation in the Follow-On Exchange, together with the Initial Exchange, we would reduce our cash interest payments by $13.9 million in 2017 and by $69.5 million over the term of the Senior Notes. This will provide us the flexibility to use the interest savings to invest in our capital budget, to continue to reduce long-term debt or for other corporate purposes. There are no minimum subscription requirements for the Follow-On Exchange, and we cannot predict participation levels.

For 2017, we increased our capital expenditure budget to a range of $50 million to $70 million, compared to $19.8 million of capital expenditures in 2016. We currently have one rig running. Our 2017 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the last three years. We determined the Boe using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Years Ended December 31,
	2016	2015	2014
Revenues (in thousands)
Oil	$48,311	$82,170	$177,491
NGLs	19,761	20,437	41,998
Gas	22,230	28,729	39,040
Total oil, NGLs and gas sales	90,302	131,336	258,529
Realized gain on commodity derivatives	6,132	52,489	2,359
Total oil, NGLs and gas sales including derivative impact	$96,434	$183,825	$260,888
Production
Oil (MBbls)	1,275	1,882	2,024
NGLs (MBbls)	1,529	1,694	1,461
Gas (MMcf)	10,404	11,732	9,383
Total (MBoe)	4,537	5,532	5,049
Total (MBoe/d)	12.4	15.2	13.8
Average prices
Oil (per Bbl)	$37.90	$43.65	$87.69
NGLs (per Bbl)	12.93	12.06	28.74
Gas (per Mcf)	2.14	2.45	4.16
Total (per Boe)	$19.90	$23.74	$51.20
Realized gain on commodity derivatives (per Boe)	1.35	9.49	0.47
Total including derivative impact (per Boe)	$21.25	$33.23	$51.67
Costs and expenses (per Boe)
Lease operating	$4.24	$5.24	$6.48
Production and ad valorem taxes	1.81	2.00	3.16
Exploration	0.86	0.80	0.76
General and administrative	5.45	5.12	6.36
Depletion, depreciation and amortization	17.42	19.76	21.15

Oil, NGLs and gas sales.     Oil, NGLs and gas sales for 2016 decreased $41 million, or 31%, to $90.3 million from $131.3 million in 2015. The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($17.4 million) and a decrease in production volumes ($23.6 million). In 2016, the average price we received for our production, before the effect of commodity derivatives, decreased 16% to $19.90 per Boe, down from $23.74 per Boe in the prior year. Production volumes decreased from 2015, as a result of reduced drilling and completion activity.  We expect oil, NGLs and gas sales to increase in 2017 due to improved commodity prices.

Oil, NGLs and gas sales for 2015 decreased $127.2 million, or 49%, to $131.3 million from $258.5 million in 2014. The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($131.3 million), offset by an increase in production volumes ($4.1 million). In 2015, the average price we received for our production, before the effect of commodity derivatives, decreased 54% to $23.74 per Boe, down from $51.20 per Boe in the prior year. Production volumes increased as a result of completing 28 wells in Project Pangea in 2015.

Net (loss) income .    Net loss for 2016 was $52.2 million, or $1.26 per diluted share, compared to $174.1 million, or $4.30 per diluted share, for 2015. Net loss for 2016 included an unrealized loss on commodity derivatives of $11.6 million and a realized gain on commodity derivatives of $6.1 million. The decrease in the net loss for 2016 was primarily due to the impairment loss ($220.2 million) in 2015 and lower operating expenses excluding impairment ($48.4 million), partially offset by lower revenues ($41 million) due to depressed commodity prices and lower production and a decrease in income tax benefit ($69 million).

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

Oil, NGLs and gas production.     Production for 2016 totaled 4,537 MBoe (12.4 MBoe/d), compared to 5,532 MBoe (15.2 MBoe/d) in 2015, a decrease of 18%. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas, compared to 34% oil, 31% NGLs and 35% natural gas in 2015. The decrease in production in 2016 was the result of our reduced drilling and completion activity in 2016. We expect production to slightly decrease in 2017 as a result of our reduced capital expenditures in 2016.

Production for 2015 totaled 5,532 MBoe (15.2 MBoe/d), compared to 5,049 MBoe (13.8 MBoe/d) in 2014, an increase of 10%. Production for 2015 was 34% oil, 31% NGLs and 35% natural gas, compared to 40% oil, 29% NGLs and 31% natural gas in 2014. The increase in production in 2015 was the result of our continued development of our Permian Basin properties.

Commodity derivative activities.     Realized gains from our commodity derivative activities increased our earnings by $6.1 million for 2016, compared to $52.5 million and $2.4 million for 2015 and 2014, respectively. Realized gains and losses are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. The unrealized loss on commodity derivatives was $11.6 million for 2016. This is compared to an unrealized loss of $33.2 million for 2015 and an unrealized gain of $42.1 million in 2014. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. For 2017, we currently have 709,750 Bbls of NGLs hedged at an average price of $20.98 per Bbl and 8,400,000 MMBtu of gas hedged at an average floor price of $2.79 per MMBtu and an average ceiling price of $3.15 per MMBtu.

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

Lease operating expenses.     Our lease operating expenses (“LOE”) decreased $9.7 million, or 34%, for 2016, to $19.3 million ($4.24 per Boe) from $29 million ($5.24 per Boe) for 2015. LOE per Boe in 2016 decreased $1.00, or 19%, from 2015. The decrease in LOE per Boe in 2016 over 2015 was primarily due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce and a decrease in compressor rental and repair due to cost saving initiatives, partially offset by an increase in well repairs, workovers and maintenance to manage production declines. We expect LOE per Boe in 2017 to slightly increase due to natural production decline.

Our LOE decreased $3.7 million, or 11%, for 2015, to $29 million ($5.24 per Boe) from $32.7 million ($6.48 per Boe) for 2014. LOE per Boe in 2015 decreased $1.24, or 19%, from 2014. The decrease in LOE per Boe in 2015 over 2014 was primarily due to a decrease in well repairs, workovers and maintenance, increased efficiency in our water hauling and overall operations and other cost-saving initiatives.

The following tables summarize LOE (in millions) and LOE per Boe.

	Year Ended December 31,
	2016		2015		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$7.2	$1.58	$10.2	$1.84	$(3.0)	$(0.26)	(14.1)%
Water hauling and other	5.0	1.09	9.2	1.66	(4.2)	(0.57)	(34.3)
Pumpers and supervision	2.8	0.62	5.3	0.95	(2.5)	(0.33)	(34.7)
Well repairs, workovers and maintenance	4.3	0.95	4.3	0.79	—	0.16	20.3
Total	$19.3	$4.24	$29.0	$5.24	$(9.7)	$(1.00)	(19.1)%

	Year Ended December 31,
	2015		2014		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$10.2	$1.84	$9.6	$1.90	$0.6	$(0.06)	(3.2)%
Water hauling and other	9.2	1.66	9.6	1.90	(0.4)	(0.24)	(12.6)
Pumpers and supervision	5.3	0.95	5.0	0.99	0.3	(0.04)	(4.0)
Well repairs, workovers and maintenance	4.3	0.79	8.5	1.69	(4.2)	(0.90)	(53.3)
Total	$29.0	$5.24	$32.7	$6.48	$(3.7)	$(1.24)	(19.1)%

Production and ad valorem taxes.     Our 2016 production and ad valorem taxes decreased approximately $2.9 million, or 26%, to $8.2 million from $11.1 million for 2015. The decrease in production and ad valorem taxes was primarily the result of a decrease in oil, NGLs and gas sales over 2015. Production and ad valorem taxes were approximately 9.1% and 8.4% of oil, NGLs and gas sales for the respective periods. Production and ad valorem taxes as a percentage of revenue increased in 2016 due to an increase in ad valorem tax rates in 2016.

Our 2015 production and ad valorem taxes decreased approximately $4.8 million, or 30%, to $11.1 million from $15.9 million for 2014. The decrease in production and ad valorem taxes was primarily the result of a decrease in oil, NGLs and gas sales over 2014. Production and ad valorem taxes were approximately 8.4% and 6.2% of oil, NGLs and gas sales for the respective periods. Production and ad valorem taxes as a percentage of revenue increased in 2015 due to a refund from the state of Texas for production taxes on natural gas properties of approximately $1 million relating to tax reimbursements in 2014.

Exploration expense.     We recorded $3.9 million, $4.4 million and $3.8 million of exploration expense for 2016, 2015 and 2014, respectively. The decrease in exploration expense in 2016 was primarily due to the early termination fees of drilling contracts for $2.2 million in 2015, partially offset by an increase in lease expirations in the current year. Exploration expense for 2014 resulted primarily from lease expirations in the Permian Basin.

General and administrative expenses.     Our general and administrative expenses (“G&A”) decreased $3.6 million, or 13%, to $24.7 million ($5.45 per Boe) for 2016 from $28.3 million ($5.12 per Boe) for 2015. The decrease in G&A was primarily due to lower share-based compensation, professional fees and other cost saving initiatives. In 2016, G&A included $1.3 million in expense related to cash-settled performance awards; these awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. We expect G&A per Boe in 2017 to slightly increase due to natural production decline.

Our G&A decreased $3.8 million, or 12%, to $28.3 million ($5.12 per Boe) for 2015 from $32.1 million ($6.36 per Boe) for 2014. The decrease in G&A and G&A per Boe was primarily due to lower salaries and benefits, share-based compensation and other cost saving initiatives.

The following table summarizes G&A (in millions) and G&A per Boe.

	Year Ended December 31,
	2016		2015		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$12.1	$2.68	$12.1	$2.19	$0.0	$0.49	22.4%
Share-based compensation	6.3	1.38	8.0	1.44	(1.7)	(0.06)	(4.2)
Professional fees	1.6	0.36	2.9	0.52	(1.3)	(0.16)	(30.8)
Other	4.7	1.03	5.3	0.97	(0.6)	0.06	6.2
Total	$24.7	$5.45	$28.3	$5.12	$(3.6)	$0.33	6.4%

	Year Ended December 31,
	2015		2014		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$12.1	$2.19	$15.4	$3.05	$(3.3)	$(0.86)	(28.2)%
Share-based compensation	8.0	1.44	8.2	1.63	(0.2)	(0.19)	(11.7)
Professional fees	2.9	0.52	2.6	0.52	0.3	—	—
Other	5.3	0.97	5.9	1.16	(0.6)	(0.19)	(16.4)
Total	$28.3	$5.12	$32.1	$6.36	$(3.8)	$(1.24)	(19.5)%

Termination costs.     We did not recognize termination costs in 2016. In 2015, we recorded $1.4 million of termination costs in connection with a reduction in our workforce.

Depletion, depreciation and amortization expense.      Our depletion, depreciation and amortization expense (“DD&A”) decreased $30.3 million, or 28%, to $79 million for 2016, from $109.3 million for 2015. The decrease in DD&A in 2016 over 2015 was primarily attributable to a decrease in production. Our DD&A per Boe decreased by $2.34, or 12%, to $17.42 per Boe for 2016, compared to $19.76 per Boe for 2015. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

DD&A increased $2.5 million, or 2%, to $109.3 million for 2015, from $106.8 million for 2014. The increase in DD&A in 2015 over 2014 was primarily attributable to an increase in production. Our DD&A per Boe decreased by $1.39, or 7%, to $19.76 per Boe for 2015, compared to $21.15 per Boe for 2014. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Impairment of oil and gas properties.     We did not recognize an impairment on our oil and gas properties in 2016. We recognized a non-cash impairment loss of $220.2 million in 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing of recovery and (vi) discount rate.

Interest expense, net.     The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	Year Ended December 31,
	2016	2015	2014
Interest expense	$27,259	$25,066	$21,651
Weighted average interest rate	5.4%	5.1%	6.9%
Weighted average debt balance	$507,605	$491,528	$315,575

Interest expense for the years ended December 31, 2016, 2015 and 2014 includes amortization of debt issuance costs of $1.4 million, $1.6 million and $1.5 million, respectively. Interest expense, net, increased $2.2 million or 9%, to $27.3 million for 2016, compared to $25.1 million for 2015. This increase was due to higher interest expense from an increased weighted average debt balance and the applicable margin rates under our revolving credit facility, partially offset by interest savings of $1.3 million from our 2015 repurchase of $19.7 million aggregate face value of our Senior Notes on the open market.

Interest expense, net, increased $3.4 million or 16%, to $25.1 million for 2015, compared to $21.7 million for 2014. This increase was due to higher interest expense from increased borrowings under our revolving credit facility. We expect our interest expense to decrease in 2017 due to the reduction in our outstanding long-term debt from the Initial Exchange and the anticipated completion of the Follow-On Exchange.

Write-off of debt issuance costs.    In 2016, we recorded a $0.6 million write-off of unamortized debt issuance costs, related to the third amendment of our revolving credit facility, due to the reduction in our borrowing base from $450 million to $325 million.

Gain on extinguishment of debt.     In 2016, we did not repurchase any outstanding debt. In 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $19.7 million for a purchase price of $8.8 million, including accrued interest. This resulted in a gain on extinguishment of debt of $10.6 million.

Other income.     In 2016, we recorded other income of $1.5 million primarily related to a contractual settlement of $1.4 million.

Income taxes.     Our effective income tax rate for 2016, 2015 and 2014 was 31.9%, 34.9% and 37.5%, respectively. Our effective income tax rates differ from the statutory rate primarily due to deferred tax asset reversals related to share-based compensation.  In 2016 and 2015, this reduced our effective tax rates by 2.4% and 0.7%, respectively. In 2014, this increased our effective tax rate by 1.9%. Additionally, in 2016, state taxes reduced our effective tax rate by 0.8%, compared to an increase of 0.5% and 1.1% in 2015 and 2014, respectively.

The Follow-On Exchange may result in a change in ownership of our common stock by more than 50% within a three-year period. An ownership change would establish an annual limitation on the amount of our pre-change NOLs that we could use to offset our taxable income in any future taxable year to an amount generally equal to the value of our common stock immediately before the ownership change, multiplied by the federal long-term tax exempt rate for the month of the ownership change. We believe that we may be able to offset, in part, such limitation through our potential to generate NOLs in the future, and may be able to use otherwise limited NOLs to the extent we recognize, or are treated as recognizing, built-in gain on assets owned before the ownership change. If such an ownership change occurs, we estimate that we could recognize a non-recurring charge, in our statement of operations for the three months ended March 31, 2017, in the range of $100 million to $130 million, in connection with the closing of the Follow-On Exchange.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may further reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility. At December 31, 2016, we were in compliance with all required covenants under our revolving credit facility. If commodity prices decline from current levels, this may trigger non-compliance with required debt covenants in the future and otherwise adversely impact our ability to operate.

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

On November 2, 2016, we entered into the Exchange Agreement. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our long-term debt by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our long-term debt and improve our operating cash flow through the reduction of interest expense.

Liquidity

We define liquidity as funds available under our revolving credit facility plus year-end net cash and cash equivalents. At December 31, 2016, we had $273 million in borrowings outstanding under our revolving credit facility and $21,000 in cash and cash equivalents, compared to $273 million and $150 million in borrowings outstanding under our revolving credit facility and $0.6 million and $0.4 million in cash and cash equivalents at December 31, 2015, and 2014, respectively. Our liquidity position at December 31, 2016, decreased compared to December 31, 2015, due to a decrease in the borrowing base under our revolving credit facility to $325 million in May 2016. In November 2016, the lenders under our revolving credit facility completed their semi-annual borrowing base redetermination, which reaffirmed the aggregate lender commitments of $325 million.

The borrowing base under our revolving credit facility is redetermined semi-annually based on our oil, NGLs and gas reserves. In May 2016, the borrowing base decreased from $450 million to $325 million. In April 2015, the borrowing base decreased from $600 million to $525 million. In September 2015, the borrowing base decreased from $525 million to $450 million. As of December 31, 2014, the borrowing base under our revolving credit facility was $600 million. The reductions in our borrowing base in 2016 and 2015 were primarily attributable to decreases in commodity prices. We expect that our borrowing base review process will be completed in the second quarter of 2017.

The following table summarizes our liquidity position at December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Credit Facility commitments	$325,000	$450,000	$450,000
Cash and cash equivalents	21	600	432
Long-term debt — Credit Facility	(273,000)	(273,000)	(150,000)
Undrawn letters of credit	(575)	(325)	(325)
Liquidity	$51,446	$177,275	$300,107

Working Capital

Our working capital is affected primarily by the fair value of our commodity derivative positions and our capital spending program. At December 31, 2016, we had a working capital deficit of $13.9 million, compared to a working capital deficit of $8.1 million and $45.8 million at December 31, 2015 and 2014, respectively. The change in working capital during 2016 was primarily attributable to changes in fair value of our commodity derivatives partially offset by a decrease in accounts payable and accrued liabilities due to a decrease in capital expenditures and cost reductions. The change in working capital during 2015 was primarily attributable to a decrease in accounts payable and accrued liabilities due to a decrease in our capital expenditures. The change in working capital during 2014 was primarily attributable to the decrease in cash to fund capital expended on our development project offset by changes in fair value of our commodity derivatives. To the extent we operate or end 2017 with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Year Ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$26,081	$102,716	$171,604
Cash flows used in investing activities	(23,890)	(217,347)	(377,172)
Cash flows (used in) provided by financing activities	(2,770)	114,799	147,239
Net (decrease) increase in cash and cash equivalents	$(579)	$168	$(58,329)

For 2016, our primary source of cash was from operating activities. Approximately $23.9 million of cash from operations was used to fund our $19.8 million of capital expenditures in 2016 for our development project in the Permian Basin and $4.1 million for changes in working capital related to investing activities. Cash flows used in investing activities were lower in 2016 compared to 2015, primarily due to a decrease in capital expenditures of $131.4 million as a result of depressed commodity prices. Cash flows used in financing activities were lower in 2016 primarily due to no net borrowings on our revolving credit facility in 2016, compared to $123 million in net borrowing on our credit facility in 2015.

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

Operating Activities

For 2016, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities decreased by $76.6 million, or 75%, to $26.1 million in 2016 from $102.7 million in 2015. The decrease in cash flows from operating activities in 2016 from 2015 was primarily due to a decrease in oil, NGLs and gas sales as a result of lower commodity prices and production, a decrease in realized gains from our commodity derivative activity, partially offset by a decrease in operating expenses.

For 2015, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities decreased by $68.9 million, or 40%, to $102.7 million in 2015 from $171.6 million in 2014. The decrease in cash flows from operating activities in 2015 from 2014 was primarily due to a decrease in oil, NGLs and gas sales as a result of lower commodity prices and the timing of receipts and payments of working capital components.

For 2014, our cash flows from operations and available cash were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities increased by $60.9 million, or 55%, to $171.6 million in 2014 from $110.7 million in 2013. The increase in cash flows from operating activities in 2014 versus 2013 was primarily due to an increase in oil, NGLs and gas sales due to our development project in the Wolfcamp shale oil resource play and the timing of receipts and payments of working capital components, partially offset by an increase in total expenses.

Investing Activities

During the years ended December 31, 2016, 2015 and 2014, we invested $19.8 million, $151.2 million and $390.5 million, respectively, for capital expenditures on oil and gas properties. Cash flows used in investing activities was lower in 2016 compared to 2015 primarily due to a reduction in capital expenditures. Our capital expenditures for 2016 were primarily attributable to drilling and development ($17.8 million) and infrastructure projects and equipment ($3.1 million), partially offset by a legal settlement with a service provider ($1.1 million). Cash used in investing activities also included changes in working capital associated with investing activities ($4.1 million) related to 2015 capital expenditures that were paid in 2016. Cash flows used in investing activities were lower in 2015 compared to 2014, primarily due to a decrease in capital expenditures of $239.3 million as a result of depressed commodity prices.

The following table is a summary of capital expenditures related to our oil and gas properties (in thousands).

	Years Ended December 31,
	2016	2015	2014
Permian Basin	$16,692	$139,103	$364,046
Permian Basin acquisitions	—	—	—
Subtotal	16,692	139,103	364,046
East Texas Basin	—	—	—
Exploratory projects	—	—	—
Infrastructure projects, equipment and 3-D seismic	3,079	11,422	21,882
Lease acquisitions and extensions	17	653	4,578
Total	$19,788	$151,178	$390,506

Financing Activities

The following is a description of our financing activities in 2016, 2015 and 2014.

•

In May 2016, the lenders under our revolving credit facility completed their semi-annual borrowing base redetermination and decreased the aggregate lender commitments to $325 million from $450 million.  In November 2016, the lenders under our revolving credit facility completed their semi-annual borrowing base redetermination, reaffirming the aggregate lender commitments of $325 million.

•	In 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $19.7 million for a purchase price of $8.8 million, including accrued interest.
•	In May 2014, we entered into an amended and restated credit agreement, which provided for our revolving credit facility in the stated principal amount of $1 billion.

On November 2, 2016, we entered into the Exchange Agreement. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our long-term debt by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our long-term debt and improve our operating cash flow through the reduction of interest expense. There are no minimum subscription requirements for the Follow-On Exchange, and we cannot predict participation levels.

In 2016, we did not increase the net outstanding balance under our revolving credit facility, compared to net borrowings of $123 million and $150 million in 2015 and 2014, respectively.

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

Revolving Credit Facility

We have a $1 billion revolving credit facility with a borrowing base and aggregate lender commitments of $325 million. The borrowing base is redetermined semi-annually based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. We expect that our borrowing base review process will be completed in the second quarter of 2017.

The maturity date under our revolving credit facility is May 7, 2019. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 2.50% to 3.50%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under our revolving credit facility.

We had outstanding borrowings of $273 million under our revolving credit facility at December 31, 2016 and 2015. The weighted average interest rate applicable to borrowings under our revolving credit facility in 2016 was 3.3%. We also had outstanding unused letters of credit under our revolving credit facility totaling $0.6 million at December 31, 2016, which reduce amounts available for borrowing under our revolving credit facility.

Obligations under our revolving credit facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 90% of the total value of all oil and gas properties of the Company and its subsidiaries.

On May 3, 2016, we entered into a third amendment to our revolving credit facility.  Specifically, the third amendment modified our interest coverage ratio covenant (as defined in our revolving credit facility) to 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness), through December 31, 2017, 1.5 to 1.0 through December 31, 2018, and 2.0 to 1.0 thereafter (from previous ratio of 2.5 to 1.0).  Additionally, the third amendment (a) decreased the borrowing base to $325 million from $450 million, (b) increased the applicable margin rates on borrowings by 100 basis points, (c) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, and (d) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness.

On December 30, 2014, we entered into a second amendment to our revolving credit facility. The second amendment, among other things, modified the negative covenant allowing optional redemption of unsecured notes.

Covenants

Our revolving credit facility contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant (as defined in our revolving credit facility) that requires us to maintain a ratio of consolidated EBITDAX to cash Interest Expense (as defined in the revolving credit facility) as of the last day of any fiscal quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) through December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and a ratio of not less than 2.0 to 1.0 thereafter, and

•	a consolidated modified current ratio covenant (as defined in our revolving credit facility) that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter.

Our revolving credit facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

The obligations of the Company may be accelerated upon the occurrence of an Event of Default (as defined in our revolving credit facility). Events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries, bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as defined in our revolving credit facility), which includes instances where a third party becomes the beneficial owner of more than 50% of the Company’s outstanding equity interests entitled to vote.

To date, we have experienced no disruptions in our ability to access our revolving credit facility. However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties. We expect that our borrowing base review process will be completed in the second quarter of 2017.

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

On November 2, 2016, we entered into the Initial Exchange. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our Senior Notes outstanding by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our long-term debt and improve our operating cash flow through the reduction of interest expense.

We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee to Wells Fargo Bank, National Association. The senior indenture, as supplemented by a supplemental indenture dated June 11, 2013, is referred to as the “Indenture.”

On December 20, 2016, we entered in to the second supplemental indenture (the “Second Supplemental Indenture”), which became effective in connection with the closing of the Initial Exchange. The Second Supplemental Indenture (i) eliminated certain definitions and references to definitions contained in the Indenture; (ii) eliminated and revised, as applicable, certain events of default contained in the Indenture; (iii) eliminated certain conditions to consolidation, merger, conveyance, transfer or lease contained in the Indenture; (iv) eliminated certain covenants contained in the Indenture, including substantially all of the restrictive covenants set forth therein; and (v) supplemented and amended the Senior Notes and the securities guarantees, as and to the same extent as the Indenture has been amended and supplemented in accordance with the preceding clauses (i), (ii), (iii) and (iv).

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

As a result of the Second Supplemental Indenture, the Indenture contains limited events of default.

At December 31, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Contractual Obligations

As of December 31, 2016, our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.

In April 2007, we signed a five-year lease for approximately 13,000 square feet of office space in Fort Worth, Texas. Since that time, we have expanded the lease to approximately 40,000 square feet and extended the term to March 31, 2020. In January 2017, we reduced the lease by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease.

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

At December 31, 2016, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, was approximately $5.7 million at December 31, 2016. This estimate assumes the maximum potential bonus for 2017 is earned by each executive officer during 2017. In 2017, we amended the employment agreements with two of our executive officers which, among other things, increased the maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, by approximately $0.6 million.

The following table summarizes these commitments as of December 31, 2016 (in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement(1)	$273,000	$—	$273,000	$—	$—
Senior Notes(2)	230,320	—	—	230,320	—
Operating lease obligations(3)	3,198	989	1,959	250	—
Asset retirement obligations(4)	10,607	—	—	—	10,607
Employment agreements with executive officers and cash-settled performance awards (5)	9,627	7,034	2,593	—	—
Total	$526,752	$8,023	$277,552	$230,570	$10,607

(1)	Credit agreement matures on May 7, 2019.
(2)	7% Senior Notes due 2021. On January 27, 2017, the Initial Exchange closed, reducing our Senior Notes outstanding by $130.6 million.
(3)	Operating lease obligations are for office space and equipment.
(4)	See Note 1 to our consolidated financial statements for a discussion of our asset retirement obligations.
(5)

See Note 5 to our consolidated financial statements for a discussion of our cash-settled performance awards. The amount above assumes that performance criteria of the cash-settled performance awards are met.

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

Proved Reserves

For the year ended December 31, 2016, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of 100% of our reported proved reserves, in accordance with rules and guidelines established by the SEC.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2016, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2016, for oil, NGLs and gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and gas reserves.

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

We enter into financial swaps and collars to mitigate portions of the risk of market price fluctuations related to future oil, NGLs and gas production. All derivative instruments are recorded as derivative assets and liabilities at fair value in the balance sheet, and the changes in derivative’s fair value are recognized as current income or expense in the consolidated statement of operations.

For the years ended December 31, 2016, 2015 and 2014, we recognized unrealized losses on commodity derivatives of $11.6 million and $33.2 million, and an unrealized gain of $42.1 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized realized gains on commodity derivatives of $6.1 million, $52.5 million and $2.4 million, respectively.

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

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil, NGLs and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in commodity prices or downward revisions to estimated quantities of oil and gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. We recorded no impairment of our proved properties for the year ended December 31, 2016. For the year ended December 31, 2015, we recognized a non-cash impairment loss of $220.2 million, primarily attributable to vertical Canyon wells in Ozona Northeast. See Note 7 to our consolidated financial statements in this report for additional information regarding the significant inputs and methodology used in determining the impairment loss.

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

Valuation of Share-Based Compensation

Our 2007 Plan allows grants of stock and options to employees and outside directors. Granting of awards may increase our G&A, subject to the size and timing of the grants. See Note 5 to our consolidated financial statements in this report for additional information.

In accordance with GAAP, we calculate the fair value of share-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. We use (i) the closing stock price on the date of grant for the fair value of restricted stock awards, including performance-based awards, (ii) the Monte Carlo simulation method for the fair value of market-based awards, (iii) the fair market value of our common stock on the valuation date for cash-settled performance awards and (iv) the Black-Scholes option price model to measure the fair value of stock options.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 or 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment. It may also increase the cost of labor or supplies.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2016, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil, NGLs and gas prices, and other related factors. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, not for trading purposes.

Proved Reserves

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2016, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2016, for oil, NGLs and natural gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves.

We expect that reductions in oil, NGLs and gas prices will not only decrease our revenues, but will also reduce the amount of oil, NGLs and gas that we can produce economically and therefore lower our oil, NGLs and gas reserves. A decrease of 10% in the oil, NGLs and gas prices used in our reserve report as of December 31, 2016, holding production and development costs constant, would result in:

•	a decrease in our PV-10 as of December 31, 2016 of 15%;
•	a decrease in our total proved reserves of 61%; and
•	a decrease in our proved undeveloped reserves of 97%.

Actual future net revenues and reserve volumes also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. Additionally, depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and natural gas reserves. A hypothetical 10% decline in our December 31, 2016, estimated proved reserves would have increased our depletion expense by approximately $2.1 million for the year ended December 31, 2016.

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

In the year ended December 31, 2016, the NYMEX WTI spot price averaged $43.41 per barrel and ranged from a low of $26.21 per barrel to a high of $54.06 per barrel. In the year ended December 31, 2015, the NYMEX WTI spot price averaged $48.84 per barrel and ranged from a low of $34.73 per barrel to a high of $61.43 per barrel.

In the year ended December 31, 2016, the Henry Hub natural gas spot price averaged $2.56 per MMBtu and ranged from a low of $1.64 per MMBtu to a high of $3.93 per MMBtu. In the year ended December 31, 2015, the Henry Hub natural gas spot price averaged $2.63 per MMBtu and ranged from a low of $1.76 per MMBtu to a high of $3.23 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The table below summarizes our commodity derivatives positions outstanding at December 31, 2016.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
January 2017 — March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
January 2017 — March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
January 2017 — March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu
January 2017 — December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu

After December 31, 2016, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
January 2018 — December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 — December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu
NGL (C2 - Ethane)
February 2017 — December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGL (C3 - Propane)
February 2017 — December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGL (IC4 - Isobutane)
February 2017 — December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGL (NC4 - Butane)
February 2017 — December 2017	Swap	250 Bbls/day	$35.9205/Bbl

At December 31, 2016, the fair value of our open derivative contracts was a liability of approximately $4.9 million, compared to an asset of $6.7 million at December 31, 2015.

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

For the years ended December 31, 2016, 2015 and 2014, we recognized unrealized losses of $11.6 million and $33.2 million, and an unrealized gain of $42.1 million, respectively. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $2.4 million decrease in the fair value recorded of our commodity derivative positions on our balance sheet at December 31, 2016, and a corresponding increase to the unrealized loss on commodity derivatives on our statement of operations for the year ended December 31, 2016.

See Note 7 to our consolidated financial statements for a discussion of our fair value measurements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental data are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2016. Hein & Associates LLP (“Hein”), our independent registered public accounting firm, also attested to, and reported on, our internal control over financial reporting. Management’s report and Hein’s attestation report are referenced on page F-1 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm —Internal Control over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 of this report will be contained under the captions “Election of Directors–Directors,” “Executive Officers” and “Corporate Governance” to be provided in our proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016, which is incorporated herein by reference. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Lead Independent Director Charter, our Governance Guidelines and our Code of Conduct may be found on our website at www.approachresources.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report will be contained under the caption “Executive Compensation” in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report will be contained under the caption “Stock Ownership Matters” in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of this report will be contained under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance–Board Independence” in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this report will be contained under the caption “Independent Registered Public Accountants” in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2016, which is incorporated herein by reference.

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

(3) Exhibits.

See “Index to Exhibits” on page 72 for a description of the exhibits filed as part of this report.

ITEM 16.	FORM 10-K SUMMARY
None.

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

“Recompletion” or to “recomplete” a well	The addition of production from another interval or formation in an existing wellbore.

Reserve life	This index is calculated by dividing year-end 2016 estimated proved reserves by 2016 production of 4.5 MMBoe to estimate the number of years of remaining production.

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
J. Ross Craft
Chairman of the Board and Chief Executive Officer

Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2017.

Signature	Title

/s/ J. Ross Craft	Chairman of the Board and Chief Executive Officer,
J. Ross Craft	(Principal Executive Officer)

/s/ Sergei Krylov	Executive Vice President and Chief Financial Officer
Sergei Krylov	(Principal Financial Officer)

/s/ Uma L. Datla	Chief Accounting Officer
Uma L. Datla	(Principal Accounting Officer)

/s/ Vean J. Gregg III	Lead Independent Director
Vean J. Gregg III

/s/ Alan D. Bell	Director
Alan D. Bell

/s/ James H. Brandi	Director
James H. Brandi

/s/ James C. Crain	Director
James C. Crain

/s/ Matthew R. Kahn	Director
Matthew R. Kahn

/s/ Morgan D. Neff	Director
Morgan D. Neff

/s/ Matthew D. Wilks	Director
Matthew D. Wilks

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework in 2013. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Hein and Associates LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2016. This report appears on the following page.

By:	/s/ J. Ross Craft	By:	/s/ Sergei Krylov
	J. Ross Craft		Sergei Krylov
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited Approach Resources, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Approach Resources, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017, expressed an unqualified opinion.

/s/ Hein & Associates LLP
Dallas, Texas
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited the accompanying consolidated balance sheets of Approach Resources Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Approach Resources Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP
Dallas, Texas
March 10, 2017

Approach Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$600
Accounts receivable:
Joint interest owners	92	142
Oil, NGLs and gas sales	9,547	11,747
Unrealized gain on commodity derivatives	—	6,737
Prepaid expenses and other current assets	2,834	1,212
Total current assets	12,494	20,438
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,869,774	1,853,781
Furniture, fixtures and equipment	5,644	5,628
Total oil and gas properties and equipment	1,875,418	1,859,409
Less accumulated depletion, depreciation and amortization	(783,357)	(704,863)
Net oil and gas properties and equipment	1,092,061	1,154,546
Total assets	$1,104,555	$1,174,984
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,482	$10,799
Oil, NGLs and gas sales payable	4,190	4,245
Unrealized loss on commodity derivatives	4,880	—
Accrued liabilities	7,817	13,464
Total current liabilities	26,369	28,508
NON-CURRENT LIABILITIES:
Senior secured credit facility, net	271,696	270,748
Senior notes, net	226,653	225,839
Deferred income taxes	5,615	31,779
Asset retirement obligations	10,607	10,143
Other non-current liabilities	663	—
Total liabilities	541,603	567,017
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized, 41,764,770 and 40,788,705 issued and outstanding, respectively	418	408
Additional paid-in capital	586,095	580,623
Accumulated (deficit) earnings	(23,561)	26,936
Total stockholders’ equity	562,952	607,967
Total liabilities and stockholders’ equity	$1,104,555	$1,174,984

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Years Ended December 31,
	2016	2015	2014
REVENUES:
Oil, NGLs and gas sales	$90,302	$131,336	$258,529
EXPENSES:
Lease operating	19,250	28,972	32,701
Production and ad valorem taxes	8,217	11,085	15,934
Exploration	3,923	4,439	3,831
General and administrative(1)	24,734	28,341	32,104
Termination costs	—	1,436	—
Impairment of oil and gas properties	—	220,197	—
Depletion, depreciation and amortization	79,044	109,319	106,802
Total expenses	135,168	403,789	191,372
OPERATING (LOSS) INCOME	(44,866)	(272,453)	67,157
OTHER:
Interest expense, net	(27,259)	(25,066)	(21,651)
Gain on debt extinguishment	—	10,563	—
Write-off of debt issuance costs	(563)	—	—
Equity in losses of investee	—	—	(181)
Realized gain on commodity derivatives	6,132	52,489	2,359
Unrealized (loss) gain on commodity derivatives	(11,616)	(33,214)	42,113
Other income	1,511	172	67
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(76,661)	(267,509)	89,864
INCOME TAX (BENEFIT) PROVISION:
Current	—	(265)	(25)
Deferred	(24,418)	(93,140)	33,717
NET (LOSS) INCOME	$(52,243)	$(174,104)	$56,172
(LOSS) EARNINGS PER SHARE:
Basic	$(1.26)	$(4.30)	$1.43
Diluted	$(1.26)	$(4.30)	$1.42
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	41,488,206	40,464,283	39,407,733
Diluted	41,488,206	40,464,283	39,419,865
(1) Includes non-cash share-based compensation expense as follows:
	6,279	7,954	8,247

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31, 2014, 2015 and 2016

(In thousands, except shares and per-share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total
	Shares	Amount
BALANCES, January 1, 2014	39,047,699	$390	$565,237	$144,868	$710,495
Issuance of common shares to directors for compensation	40,898	1	748	—	749
Restricted stock issuance, net of cancellations	782,708	8	(8)	—	—
Share-based compensation expense	—	—	7,498	—	7,498
Surrender of restricted shares for payment of income taxes	(57,106)	—	(587)	—	(587)
Net income	—	—	—	56,172	56,172
BALANCES, December 31, 2014	39,814,199	$399	$572,888	$201,040	$774,327
Issuance of common shares to directors for compensation	134,783	1	734	—	735
Restricted stock issuance, net of cancellations	897,285	8	(8)	—	—
Share-based compensation expense	—	—	7,219	—	7,219
Surrender of restricted shares for payment of income taxes	(57,562)	—	(210)	—	(210)
Net loss	—	—	—	(174,104)	(174,104)
BALANCES, December 31, 2015	40,788,705	$408	$580,623	$26,936	$607,967
Cumulative effect of change in accounting principal	—	—	—	1,746	1,746
Issuance of common shares to directors for compensation	196,287	2	212	—	214
Restricted stock issuance, net of cancellations	1,013,982	10	(10)	—	—
Share-based compensation expense	—	—	6,065	—	6,065
Surrender of restricted shares for payment of income taxes	(234,204)	(2)	(795)	—	(797)
Net loss	—	—	—	(52,243)	(52,243)
BALANCES, December 31, 2016	41,764,770	$418	$586,095	$(23,561)	$562,952

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares and per-share amounts)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net (loss) income	$(52,243)	$(174,104)	$56,172
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	79,044	109,319	106,802
Impairment of oil and gas properties	—	220,197	—
Amortization of debt issuance costs	1,396	1,561	1,546
Gain on debt extinguishment	—	(10,563)	—
Write-off of debt issuance costs	563	—	—
Unrealized loss (gain) on commodity derivatives	11,616	33,214	(42,113)
Exploration expense	3,753	1,836	3,831
Share-based compensation expense	6,279	7,954	8,247
Deferred income tax (benefit) expense	(24,418)	(93,140)	33,717
Equity in losses of investee	—	—	181
Other non-cash items	(92)	(172)	(179)
Changes in operating assets and liabilities:
Accounts receivable	2,250	7,878	3,262
Prepaid expenses and other current assets	534	(325)	(179)
Accounts payable	358	964	(2,262)
Oil, NGLs and gas sales payable	(55)	(4,291)	2,435
Accrued liabilities	(2,904)	2,388	144
Cash provided by operating activities	26,081	102,716	171,604
INVESTING ACTIVITIES:
Additions to oil and gas properties	(19,788)	(151,178)	(390,506)
Proceeds from sale of equity method investment, net of contributions	—	—	(181)
Change in restricted cash	—	—	7,350
Additions to furniture, fixtures and equipment, net	(16)	(67)	(3,024)
Change in working capital related to investing activities	(4,086)	(66,102)	9,189
Cash used in investing activities	(23,890)	(217,347)	(377,172)
FINANCING ACTIVITIES:
Borrowings under credit facility	50,100	272,000	353,921
Repayment of amounts outstanding under credit facility	(50,100)	(149,000)	(203,921)
Extinguishment of senior notes	—	(8,722)	—
Tax withholdings related to restricted stock	(797)	(210)	(587)
Debt issuance costs	(197)	—	(2,174)
Change in working capital related to financing activities	(1,776)	731	—
Cash (used in) provided by financing activities	(2,770)	114,799	147,239
CHANGE IN CASH AND CASH EQUIVALENTS	(579)	168	(58,329)
CASH AND CASH EQUIVALENTS , beginning of year	600	432	58,761
CASH AND CASH EQUIVALENTS , end of year	$21	$600	$432
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$404
Cash paid for interest	$25,972	$23,634	$20,232
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Acquisition of oil and gas properties	$—	$—	$510
Asset retirement obligations capitalized	$36	$151	$898

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

Oil and Gas Properties

Capitalized Costs.     Our oil and gas properties comprised the following (in thousands):

	December 31,
	2016	2015
Mineral interests in properties:
Unproved leasehold costs	$33,596	$37,853
Proved leasehold costs	44,643	44,122
Wells and related equipment and facilities	1,774,314	1,753,649
Support equipment	8,002	9,545
Uncompleted wells, equipment and facilities	9,219	8,612
Total costs	1,869,774	1,853,781
Less accumulated depreciation, depletion and amortization	(780,412)	(702,139)
Net capitalized costs	$1,089,362	$1,151,642

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to exploration expense. There were no exploratory wells capitalized, pending determination of whether the wells have proved reserves, at December 31, 2016 or 2015. Geological and geophysical costs, including seismic studies are charged to exploration expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use and while these expenditures are excluded from our depletable base. Through December 31, 2016, we have capitalized no interest costs because our individual wells and infrastructure projects are generally developed in less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“Boe”), and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment was $78.7 million, $108.8 million and $106.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are periodically evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, as events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Estimating future net cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. We recorded no impairment of our proved properties for the years ended December 31, 2016 and 2014. During the year ended December 31, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells. See Note 7 for proved property impairment disclosures.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded no impairment of our unproved properties for the years ended December 31, 2016 and 2014. Certain leases that we consider non-core to our development of Project Pangea were impaired during the year ended December 31, 2015, as we did not plan to develop them. As a result, we recorded a non-cash impairment loss of unproved property of $5.5 million for the year ended December 31, 2015.

The total impairment loss of $220.2 million for the year ended December 31, 2015, is recorded in impairment of oil and gas properties on our consolidated statements of operations, and in accumulated depletion, depreciation and amortization on our consolidated balance sheets.

On the sale of an entire interest in an unproved property for cash or cash equivalents, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $343,000, $563,000 and $588,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, as of December 31, 2016 and 2015. See Note 7 for fair value disclosures.

Income Taxes

We are subject to U.S. federal income taxes along with state income taxes in Texas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes on the consolidated statements of operations.

Based on our analysis, we did not have any uncertain tax positions as of December 31, 2016 or 2015. The Company’s income tax returns are subject to examination by the relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2013 and forward and Texas income and margin tax returns for tax years 2013 and forward. There are currently no income tax examinations underway for these jurisdictions.

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

We monitor our deferred tax assets by jurisdiction to assess their potential realization, and a valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. To the extent that a valuation allowance is established or changed during any period, we would recognize expense or benefit within our consolidated tax expense. We do not currently have a valuation allowance on our federal net operating loss carryforwards (“NOLs”).

Derivative Activity

We record our open derivative instruments at fair value on our consolidated balance sheets as either unrealized gains or losses on commodity derivatives. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “unrealized (loss) gain on commodity derivatives.”

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Accrued Liabilities

The following is a summary of our accrued liabilities at December 31, 2016 and 2015 (in thousands):

	2016	2015
Capital expenditures accrual	$1,067	$3,476
Operating expenses and other	6,750	9,988
Total	$7,817	$13,464

Asset Retirement Obligations

Our asset retirement obligations relate to future plugging and abandonment expenses on oil and gas properties. Based on the expected timing of payments, the full asset retirement obligation is classified as non-current. There were no significant changes to the asset retirement obligations for the years ended December 31, 2016, 2015 and 2014.

Share-Based Compensation

We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in general and administrative expenses on our consolidated statements of operations.

In 2016, we awarded cash-settled performance awards, subject to certain performance conditions, to our executive officers. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations.

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

	For the Years Ended December 31,
	2016	2015	2014
Income (numerator):
Net (loss) income — basic	$(52,243)	$(174,104)	$56,172
Weighted average shares (denominator):
Weighted average shares — basic	41,488,206	40,464,283	39,407,733
Dilution effect of share-based compensation, treasury method (1)	—	—	12,132
Weighted average shares — diluted	41,488,206	40,464,283	39,419,865
Net (loss) income per share:
Basic	$(1.26)	$(4.30)	$1.43
Diluted	$(1.26)	$(4.30)	$1.42

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the years ended December 31, 2016 and 2015.

Oil and Gas Operations

Revenue and Accounts Receivable.     We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.

Accounts receivable, joint interest owners, consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil, NGLs and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2016 or 2015. Accounts receivable related to oil, NGLs and gas sales includes $0.2 million and $4.8 million from realized gains on commodity derivatives at December 31, 2016 and 2015, respectively.

Oil, NGLs and Gas Sales Payable.     Oil, NGLs and gas sales payable represents amounts collected from purchasers for oil, NGLs and gas sales which are either revenues due to other revenue interest owners or severance taxes due to the respective state or local tax authorities. Generally, we are required to remit amounts due under these liabilities within 60 days of the end of the month in which the related production occurred.

Production Costs.     Production costs, including compressor rental and repair, pumpers’ and supervisors’ salaries, saltwater disposal, insurance, repairs and maintenance, expensed workovers and other operating expenses are expensed as incurred and included in lease operating expenses on our consolidated statements of operations.

Exploration expenses.     Exploration expenses include lease expirations, delay rentals, geological and geophysical costs and dry hole costs. For the year ended December 31, 2015 exploration expense includes $2.2 million related to the early termination of daywork drilling contracts.

Dependence on Major Customers.     For the year ended December 31, 2016, sales to JP Energy Development, LP (“JP Energy”) and DCP Midstream, LP (“DCP”) accounted for approximately 54% and 46%, respectively, of our total sales. As of December 31, 2016, we had dedicated all of our oil production from northern Project Pangea and

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pangea West through September 2022 to JP Energy. In addition, as of December 31, 2016, we had contracted to sell all of our NGLs and natural gas production from Project Pangea to DCP through August 2023. For the year ended December 31, 2015, sales to DCP and JP Energy accounted for approximately 36% and 63%, respectively of our total sales. For the year ended December 31, 2014, sales to DCP and JP Energy accounted for approximately 30% and 69%, respectively of our total sales. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that all of our purchasers are credit worthy.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil, NGLs and natural gas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In August 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We have not determined which transition method we will use and are continuing to evaluate our existing revenue recognition policies to determine whether any of our contracts will be affected by the new requirements. This evaluation will continue throughout 2017, and we are currently planning to adopt this new standard in the first quarter of 2018.

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

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

In March 2016, FASB issued an accounting standards update for “Compensation — Stock Compensation,” which amends existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits or deficiencies.  This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We applied this standard using a modified retrospective approach. We have elected to (i) recognize forfeitures of share-based compensation as they occur, (ii) permit tax withholdings in excess of the minimum statutory requirements and (iii) recognize previously un-recognized excess tax benefits related to share-based compensation in the current year.  As a result, we have recognized an increase in accumulated earnings in the current year of $1.7 million related to the change in accounting principal as of January 1, 2016.  Adoption of this guidance did not impact our consolidated statements of operations or cash flows.

In January 2017, the FASB issued an accounting standards update for “Clarifying the Definition of a Business,” which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

be further evaluated against the framework. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

2.	Exchange Transactions

On November 2, 2016, we entered into an exchange agreement with the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”) to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”).

On January 26, 2017, our stockholders approved the Initial Exchange and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by the exchanging noteholder. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes, and eliminated certain restrictive covenants discussed in Note 3. As of December 31, 2016, we have incurred approximately $2.1 million in costs related to the Initial Exchange, which are recorded in prepaid expenses and other current assets.

On January 30, 2017, we offered to exchange our remaining $99,768,000 principal amount of outstanding Senior Notes for shares of our common stock at a ratio of 276 shares of common stock per $1,000 principal amount of our Senior Notes (the “Follow-On Exchange”). There are no minimum subscription requirements for the Follow-On Exchange, and we cannot predict participation levels.

Depending on the participation levels in the Follow-On Exchange, we may further reduce our long-term debt. Additionally, use of our federal NOLs may be limited as a result of the Follow-On Exchange.

3.	Long-Term Debt

The following table provides a summary of our long-term debt at December 31, 2016, and December 31, 2015 (in thousands).

	December 31, 2016	December 31, 2015
Senior secured credit facility:
Outstanding borrowings	$273,000	$273,000
Debt issuance costs	(1,304)	(2,252)
Senior secured credit facility, net	271,696	270,748
Senior notes:
Principal	230,320	230,320
Debt issuance costs	(3,667)	(4,481)
Senior notes, net	226,653	225,839
Total long-term debt	$498,349	$496,587

Senior Secured Credit Facility

At December 31, 2016, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019. The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We had $273 million of outstanding borrowings under the Credit Facility at December 31, 2016 and 2015. The weighted average interest rate applicable to borrowings under the Credit Facility in 2016 was 3.3%. We also had outstanding unused letters of credit under our Credit Facility totaling $0.6 million at December 31, 2016, compared to $0.3 million at December 31, 2015, which reduce amounts available for borrowing under the Credit Facility.

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is payable semi-annually on June 15 and December 15. On December 15, 2016, we made a semi-annual interest payment of $8.1 million. We received net proceeds from the issuance of the Senior Notes of approximately $243 million, after deducting fees and expenses. We used a portion of the net proceeds from the offering to repay all outstanding borrowings under the Credit

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

During the year ended December 31, 2015, we repurchased Senior Notes in the open market with an aggregate face value of $19.7 million for a purchase price of $8.8 million, including accrued interest. This resulted in a gain on extinguishment of debt of $10.6 million.

On November 2, 2016, we entered into the Initial Exchange. In January 2017, we closed the Initial Exchange and launched the Follow-On Exchange. The Initial Exchange reduced our Senior Notes outstanding by $130.6 million and will result in future interest savings of approximately $40 million. The Follow-On Exchange, if closed, is expected to further reduce our debt and improve our operating cash flow through the reduction of interest expense.

We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by a supplemental indenture dated June 11, 2013, is referred to as the “Indenture.”

On December 20, 2016, we entered into the second supplemental indenture (the “Second Supplemental Indenture”), which became effective in connection with the closing of the Initial Exchange. The Second Supplemental Indenture (i) eliminated certain definitions and references to definitions contained in the Indenture; (ii) eliminated and revised, as applicable, certain events of default contained in the Indenture; (iii) eliminated certain conditions to consolidation, merger, conveyance, transfer or lease contained in the Indenture; (iv) eliminated certain covenants contained in the Indenture, including substantially all of the restrictive covenants set forth therein; and (v) supplemented and amended the Senior Notes and the securities guarantees, as and to the same extent as the Indenture has been amended and supplemented in accordance with the preceding clauses (i), (ii), (iii) and (iv).

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
•

in the case of any restricted subsidiary that, after the issue date of the notes is required under the indenture to guarantee the notes because it becomes a guarantor of indebtedness issued or an obligor under the revolving credit facility with respect to the Company and/or its subsidiaries, upon the release or discharge in full from its (i) guarantee of such indebtedness or (ii) obligation under such revolving credit facility, in each case, which resulted in such restricted subsidiary’s obligation to guarantee the notes.

As a result of the Second Supplemental Indenture, the Indenture contains limited events of default.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

At December 31, 2016, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

4.	Termination Costs

In September 2015, we reduced our workforce to decrease costs and better align our workforce with the needs of the business and oil and gas prices. In connection with the reduction, we incurred $1.4 million in expenses, which was recorded in termination costs on our consolidated statements of operations. As of December 31, 2016, $0.3 million in termination costs is recorded in current liabilities on our consolidated balance sheets. We also recorded a benefit of $0.3 million in share-based compensation expense related to the forfeiture of unvested shares of restricted stock in connection with our workforce reduction, which was recorded in general and administrative expense on our consolidated statements of operations.

5.	Share-Based Compensation

In June 2007, our board of directors and stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, we may grant restricted stock, stock options, stock appreciation rights, restricted stock units, performance awards, unrestricted stock awards and other incentive awards. Under a Fifth Amendment to the 2007 Plan effective June 2, 2016, the maximum number of shares of common stock available for the grant of awards under the 2007 Plan after June 2, 2016, is 6,125,000. Awards of any stock options are to be priced at not less than the fair market value at the date of the grant. We use (i) the closing stock price on the date of grant for the fair value of restricted stock awards, including performance-based awards, (ii) the Monte Carlo simulation method for the fair value of market-based awards, (iii) the fair market value of our common stock on the valuation date for cash-settled performance awards and (iv) the Black-Scholes option price model to measure the fair value of stock options. The vesting period of any stock award is to be determined by the board or an authorized committee at the time of the grant.

Share-based compensation expense amounted to $6.3 million, $8 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Such amounts represent the estimated fair value of stock awards for which the requisite service period elapsed during those periods. Included in share-based compensation expense in 2014 was a benefit of $1.1 million for forfeited stock awards related to the retirement of one of our executive officers. Share-based compensation expense for the years ended December 31, 2016, 2015 and 2014, included $214,000, $735,000 and $749,000, respectively, related to grants to non-employee directors.

Stock Options

There were no stock option grants during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, 38,525 options were fully vested and outstanding with a weighted average exercise price of $12.00 and a weighted average remaining contractual term of 0.85 years. There were no options exercised during the years ended December 31, 2016, 2015 and 2014.

Nonvested Shares

Share grants totaling 1,318,229 shares, 1,278,329 shares and 992,919 shares with an approximate aggregate fair market value of $2.5 million, $6.2 million and $14.4 million, based on the closing price of our common stock on the date of grant, were granted to employees and non-employee directors during the years ended December 31, 2016, 2015 and 2014, respectively. Included in the share grants for 2016, 2015 and 2014, are 550,272 shares,

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

724,249 shares and 245,157 shares, respectively, awarded to our executive officers. The aggregate fair market value of these shares on the grant date was $0.3 million, $4.5 million and $4.5 million, respectively, to be expensed over a service period of approximately three years, subject to certain performance restrictions. The share grants for executive officers noted above does not include the cash-settled performance awards, which are discussed in more detail below.

A summary of the status of nonvested shares for the years ended December 31, 2016, 2015 and 2014, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	699,231	$23.70
Granted	992,919	14.48
Vested	(400,429)	20.18
Canceled	(169,311)	25.57
Nonvested at December 31, 2014	1,122,410	$16.52
Granted	1,278,329	4.87
Vested	(419,222)	15.26
Canceled	(246,261)	14.30
Nonvested at December 31, 2015	1,735,256	$8.60
Granted	1,318,229	1.90
Vested	(992,461)	7.03
Canceled	(107,960)	17.33
Nonvested at December 31, 2016	1,953,064	$4.39

As of December 31, 2016, unrecognized compensation expense related to the nonvested shares amounted to $4 million, which will be recognized over a remaining service period of two years.

Cash-settled performance awards

In 2016, in addition to the share grants discussed above, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions, to our executive officers. The aggregate fair market value of the cash-settled shares on the grant date was approximately $1 million, to be expensed over a remaining service period of approximately three years, subject to performance conditions.

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured, based on the fair market value of our common stock, at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the year ended December 31, 2016, we recognized $1.3 million in expense related to the cash-settled performance awards, recorded as a current liability of $0.6 million and a non-current liability of $0.7 million on our consolidated balance sheet.

Subsequent Restricted Share Award

Subsequent to December 31, 2016, 1,443,256 restricted shares were awarded to our executive officers, of which 962,171 shares are subject to certain performance conditions and 481,085 shares are subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR. The aggregate fair market value of the shares on the grant date was approximately $2.9 million, to be expensed over a remaining service period of approximately three years.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Employee Benefit Plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 3% of eligible compensation and 50% on the next 2% of eligible compensation. The Company made contributions to the plan of approximately $338,000, $404,000 and $310,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

6.	Income Taxes

Our provision for income taxes comprised the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(265)	$(25)
State	—	—	—
Total current provision for income taxes	$—	$(265)	$(25)
Deferred:
Federal	$(24,957)	$(91,716)	$32,754
State	539	(1,424)	963
Total deferred provision for income taxes	$(24,418)	$(93,140)	$33,717

Total income tax expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income (in thousands):

	Years Ended December 31,
	2016	2015	2014
Statutory tax at 35%	$(26,831)	$(93,628)	$31,452
State taxes, net of federal impact	578	(1,463)	989
Share-based compensation tax shortfall	1,826	1,939	1,670
Permanent differences	11	26	37
Other differences	(2)	(1,035)	(456)
Valuation allowance	—	756	—
Total	$(24,418)	$(93,405)	$33,692

In 2016, 2015 and 2014, the Company recorded a tax shortfall related to share-based compensation of $1.8 million, $1.9 million and $1.7 million, respectively. This shortfall is for grants in which the realized tax deduction was less than the expense booked for these grants due to a decline in share price from the time of grant.

In 2016, we early adopted accounting standards update for “Compensation — Stock Compensation.” As a result, we have recognized an increase in accumulated earnings and our NOLs in the current year of $1.7 million related to the change in accounting principal as of January 1, 2016.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax basis of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $5.6 million and $31.8 million at December 31, 2016 and 2015, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Significant components of net deferred tax assets and liabilities are (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$155,018	$88,230
Unrealized loss on commodity derivatives	1,732	—
Other	892	1,672
Total deferred tax assets	157,642	89,902
Deferred tax liabilities:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(162,501)	(118,534)
Unrealized gain on commodity derivatives	—	(2,391)
Total deferred tax liabilities	(162,501)	(120,925)
Valuation allowance	(756)	(756)
Net deferred tax liability	$(5,615)	$(31,779)

Our NOLs have the following expiration dates (in thousands):

Expiration Dates	Amounts
2030	$5,790
2031	19,686
2032	54,714
2033	78
2034	56,505
2035	116,482
2036	189,649
Total	$442,904

A change in ownership of our common stock by more than 50% within a three-year period would result in a substantial portion of our NOLs being eliminated or becoming restricted, and we would need to reduce our deferred tax assets to reflect the restricted use of these NOLs when such an ownership change occurs. An ownership change would establish an annual limitation on the amount of our pre-change NOLs that we could use to offset our taxable income in any future taxable year to an amount generally equal to the value of our common stock immediately before the ownership change, multiplied by the federal long-term tax exempt rate for the month of the ownership change. We do not believe that the Initial Exchange resulted in a change of ownership of 50% or more of common stock over the applicable period; however, the Follow-On Exchange may result in such an ownership change. If such an ownership change occurs, use of our NOLs as of December 31, 2016 could be limited.

7.	Derivative Instruments and Fair Value Measurements

At December 31, 2016, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
January 2017 — March 2017	Swap	100,000 MMBtu/month	$2.463/MMBtu
January 2017 — March 2017	Swap	300,000 MMBtu/month	$2.45/MMBtu
January 2017 — March 2017	Swap	200,000 MMBtu/month	$3.287/MMBtu
January 2017 — December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
April 2017 — December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

After December 31, 2016, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
January 2018 — December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 — December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu
NGLs (C2 - Ethane)
February 2017 — December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
February 2017 — December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGLs (IC4 - Isobutane)
February 2017 — December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGLs (NC4 - Butane)
February 2017 — December 2017	Swap	250 Bbls/day	$35.9205/Bbl

The following summarizes the fair value of our open commodity derivatives as of December 31, 2016 and 2015 (in thousands):

	Balance Sheet Location	Fair Value
		December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	$(4,880)	$6,737

The following summarizes the change in the fair value of our commodity derivatives (in thousands):

	Income Statement Location
		Year Ended December 31,
		2016	2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	$(11,616)	$(33,214)	$42,113
	Realized gain on commodity derivatives	6,132	52,489	2,359
		$(5,484)	$19,275	$44,472

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2016, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2016, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The fair value of oil and gas properties used in estimating our recognized impairment loss in 2015 represents a nonrecurring Level 3 measurement. At December 31, 2016, we had no Level 3 measurements.

Nonrecurring Fair Value Measurements

We recorded no impairment of our proved properties for the year ended December 31, 2016. Due to the impact of the decline in forward commodity prices during the year ended December 31, 2015, there were indications that the carrying values of certain of our oil and gas properties may be impaired and undiscounted cash flows attributable to these assets indicated their carrying amounts were not expected to be recovered. For the year ended December 31, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells, due to the impact of the decline in forward commodity prices. At September 30, 2015, we had $22 million in value recorded for these properties, which was the estimated fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rates.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	December 31, 2016
	Carrying Amount	Fair Value
Senior Notes, net	$226,653	$206,286

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8.	Commitments and Contingencies

At December 31, 2016, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, resigned for good reason, or received a notice of non-renewal was approximately $5.7 million at December 31, 2016. This estimate assumes the maximum potential bonus for 2017 is earned by each executive officer during 2017. In 2017, we amended the employment agreements with two of our executive officers, which among other things, increased the maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, by approximately $0.6 million.

In 2016, we recorded a contractual settlement of $1.4 million, which is recorded in other income on our consolidated statements of operations.

We lease our office space in Fort Worth, Texas, under a non-cancelable agreement that expires on March 31, 2020. In January 2017, we amended our lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease.

We also have non-cancelable operating lease commitments related to office equipment that expire by 2021. The following is a schedule by years of future minimum rental payments required under our operating lease arrangements as of December 31, 2016 (in thousands):

2017	$989
2018	979
2019	980
2020	248
2021	2
Total	$3,198

Rent expense under our lease arrangements amounted to $1,025,000, $1,002,000 and $717,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Litigation

We are involved in various legal and regulatory proceedings arising in the normal course of business. While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

In 2016, we received $1.1 million from a service provider in a legal settlement, which reduced our current liabilities on our consolidated balance sheets and is recorded as a reduction in additions to oil and gas properties on our consolidated statements of cash flows.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Property acquisition costs:
Unproved properties	$17	$653	$4,578
Proved properties	—	—	—
Exploration costs	3,923	4,439	3,831
Development costs(1)	15,884	146,237	382,995
Total costs incurred	$19,824	$151,329	$391,404

(1)	For the years ended December 31, 2016, 2015 and 2014, development costs included $36,000, $151,000 and $898,000, respectively, in non-cash asset retirement obligations.

Set forth below is certain information regarding the results of operations for oil and gas producing activities (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$90,302	$131,336	$258,529
Production costs	(27,467)	(40,057)	(48,635)
Exploration expense	(3,923)	(4,439)	(3,831)
Depletion	(79,044)	(109,319)	(106,802)
Impairment of oil and gas properties	—	(220,197)	—
Income tax benefit (expense)	7,144	86,120	(35,387)
Results of operations	$(12,988)	$(156,556)	$63,874

10.	Disclosures About Oil and Gas Producing Activities (unaudited)

Proved Reserves

All of our estimated oil and natural gas reserves are attributable to properties within the United States, primarily in the Permian Basin in West Texas. The estimates of proved reserves and related valuations for the years ended December 31, 2016, 2015 and 2014, were prepared by DeGolyer and MacNaughton, independent petroleum engineers. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current rules and guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the prices used in the reserve estimates for 2016, 2015 and 2014. Commodity prices used for the reserve estimates, adjusted for basis differentials, grade and quality, are as follows:

	2016	2015	2014
Oil (per Bbl)	$42.69	$50.16	$94.56
Natural gas liquids (per Bbl)	$14.12	$15.13	$31.50
Gas (per Mcf)	$2.47	$2.64	$4.55

Oil, NGLs and natural gas reserve estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and natural gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

The following table provides a summary of the changes of the total proved reserves for the years ended December 31, 2016, 2015 and 2014, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — January 1, 2014	46,067	32,593	216,002	114,661
Extensions and discoveries	19,347	10,658	79,454	43,247
Production(1)	(2,024)	(1,461)	(10,773)	(5,281)
Revisions to previous estimates	(8,052)	(883)	15,337	(6,379)

Balance — December 31, 2014	55,338	40,907	300,020	146,248
Extensions and discoveries	11,054	10,630	79,268	34,895
Production(1)	(1,882)	(1,694)	(13,262)	(5,787)
Revisions to previous estimates	(10,014)	(357)	9,962	(8,710)

Balance — December 31, 2015	54,496	49,486	375,988	166,646
Extensions and discoveries	6,529	4,564	33,347	16,651
Production(1)	(1,275)	(1,529)	(11,734)	(4,759)
Revisions to previous estimates	(9,719)	(4,887)	(45,324)	(22,161)

Balance — December 31, 2016	50,031	47,634	352,277	156,377

(1)	Production included 1,390 MMcf, 1,530 MMcf and 1,330 MMcf related to field fuel in 2014, 2015 and 2016, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Developed Reserves:
January 1, 2014	13,646	14,919	99,742	45,189
December 31, 2014	17,978	19,082	138,961	60,220
December 31, 2015	15,667	20,414	154,652	61,856
December 31, 2016	13,466	20,375	150,208	58,875

Proved Undeveloped Reserves:
January 1, 2014	32,421	17,674	116,260	69,472
December 31, 2014	37,360	21,825	161,059	86,028
December 31, 2015	38,829	29,072	221,335	104,790
December 31, 2016	36,565	27,259	202,069	97,502

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31, 2016

Extensions and discoveries for 2016 were 16.7 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2016, we reclassified 22.4 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 2.1 MMBoe resulting from cost reductions, updated well performance and technical parameters, offset by a decrease of 1.9 MMBoe due to lower commodity prices. We produced 4.8 MMBoe during 2016. This production included 1,330 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

Year Ended December 31, 2015

Extensions and discoveries for 2015 were 34.9 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2015, we reclassified 11.9 MMBoe of proved reserves to unproved reserves. The reserves reclassified are attributable to horizontal and vertical well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 13 MMBoe resulting from cost reductions, updated well performance and technical parameters, offset by a decrease of 9.8 MMBoe due to lower commodity prices. We produced 5.8 MMBoe during 2015. This production included 1,530 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

Year Ended December 31, 2014

Extensions and discoveries for 2014 were 43.2 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2014, we reclassified 9.3 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified included 5.8 MMBoe attributable to vertical Canyon locations in Project Pangea that we do not plan to drill within five years from their initial booking, and 3.5 MMBoe attributable to horizontal Wolfcamp locations that are no longer included in our proved development plan. Revisions included an increase of 6.3 MMBoe attributable to updated well performance and an increase of 0.7 MMBoe due to pricing, offset by a decrease of 4.1 MMBoe resulting from updated technical parameters and costs. We produced 5.3 MMBoe during 2014. This production included 1,390 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides the standardized measure of discounted future net cash flows at December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Future cash flows	$3,319,551	$4,097,568	$7,430,368
Future production costs	(1,054,211)	(1,237,888)	(1,704,333)
Future development costs	(829,926)	(934,814)	(1,247,446)
Future income tax expense	(132,834)	(307,374)	(1,267,025)
Future net cash flows	1,302,580	1,617,492	3,211,564
10% annual discount for estimated timing of cash flows	(1,004,825)	(1,157,097)	(2,155,749)
Standardized measure of discounted future net cash flows	$297,755	$460,395	$1,055,815

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$460,395	$1,055,815	$676,277
Net change in sales and transfer prices and in production (lifting) costs related to future production	(191,841)	(1,405,864)	(59,920)
Changes in estimated future development costs	17,405	231,900	(388,772)
Sales and transfers of oil and gas produced during the period	(62,835)	(91,278)	(209,893)
Net change due to extensions, discoveries and improved recovery	13,988	156,783	534,231
Net change due to revisions in quantity estimates	(25,236)	(59,305)	(78,801)
Previously estimated development costs incurred during the period	15,884	146,237	382,995
Accretion of discount	46,040	105,582	113,188
Other	(9,500)	6,915	(11,897)
Net change in income taxes	33,455	313,610	98,407
Standardized Measure of discounted future net cash flows	$297,755	$460,395	$1,055,815

11.	Supplementary Data

Selected Quarterly Financial Data (unaudited), (dollars in thousands, except per-share amounts):

	2016 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$26,505	$23,749	$22,433	$17,615
Net operating expenses	(33,564)	(32,201)	(34,534)	(34,869)
Interest expense, net	(7,086)	(7,067)	(6,808)	(6,298)
Write-off of debt issuance costs	—	—	(563)	—
Realized gain on commodity derivatives	442	781	1,409	3,500
Unrealized (loss) gain on commodity derivatives	(3,343)	760	(8,076)	(957)
Other income (expense)	—	(10)	1,417	104
Loss before income tax benefit	(17,046)	(13,988)	(24,722)	(20,905)
Income tax benefit	(3,571)	(4,915)	(8,687)	(7,245)
Net loss	$(13,475)	$(9,073)	$(16,035)	$(13,660)
Basic net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)
Diluted net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2015 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$25,492	$33,941	$38,605	$33,298
Net operating expenses	(38,671)	(272,462)	(46,970)	(45,686)
Interest expense, net	(6,436)	(6,465)	(6,243)	(5,922)
Gain on debt extinguishment	9,080	1,483	—	—
Realized gain on commodity derivatives	14,552	12,755	9,281	15,901
Unrealized (loss) gain on commodity derivatives	(10,285)	296	(13,904)	(9,321)
Other income (expense)	225	(91)	12	26
Loss before income tax benefit	(6,043)	(230,543)	(19,219)	(11,704)
Income tax benefit	(284)	(81,756)	(7,369)	(3,996)
Net loss	$(5,759)	$(148,787)	$(11,850)	$(7,708)
Basic net loss applicable to common stockholders per common share	$(0.14)	$(3.67)	$(0.29)	$(0.19)
Diluted net loss applicable to common stockholders per common share	$(0.14)	$(3.67)	$(0.29)	$(0.19)

	2014 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$55,070	$68,124	$73,408	$61,927
Net operating expenses	(50,136)	(45,525)	(50,812)	(44,899)
Interest expense, net	(5,715)	(5,442)	(5,357)	(5,137)
Equity in earnings (losses) of investee	5	—	(186)	—
Realized gain (loss) on commodity derivatives	7,782	(764)	(3,320)	(1,339)
Unrealized gain (loss) on commodity derivatives	36,907	18,810	(7,678)	(5,926)
Other income (expense)	176	—	(109)	—
Income before income tax	44,089	35,203	5,946	4,626
Income tax provision	17,102	12,756	2,153	1,681
Net income	$26,987	$22,447	$3,793	$2,945
Basic net income applicable to common stockholders per common share	$0.68	$0.57	$0.10	$0.08
Diluted net income applicable to common stockholders per common share	$0.68	$0.57	$0.10	$0.08

Approach Resources Inc.

Index to Exhibits

Exhibit Number	Description of Exhibit

*3.1	Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc.

3.2	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2

Second Supplemental Indenture, dated as of December 20, 2016, by and among Approach Resources Inc., the guarantors named therein and Wilmington Trust, National Association, as successor trustee under the Indenture (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 22, 2016, and incorporated herein by reference).

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

4.5

Agreement dated as of April 28, 2016 by and among Approach Resources, Inc., Wells Fargo Bank, National Association, and Wilmington Trust, National Association (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016, and incorporated herein by reference).

4.6

Registration Rights Agreement, dated as of January 27, 2017, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference).

4.7

Registration Rights Agreement, dated as of November 14, 2007, by and among Approach Resources Inc. and investors identified therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed December 3, 2007, and incorporated herein by reference).

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

*10.3†	Amendment to Employment Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated January 26, 2017.

Approach Resources Inc.

Index to Exhibits — (Continued)

Exhibit Number	Description of Exhibit

10.4†

Employment Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated January 1, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 6, 2011, and incorporated herein by reference).

*10.5†	Amendment to Employment Agreement by and between Approach Resources Inc. and Qingming Yang dated January 26, 2017.

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

10.9†

Fifth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 2, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2016, and incorporated herein by reference).

10.10†

Fourth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.11†	Third Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015, and incorporated herein by reference).

10.12†

Second Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan, effective as of May 31, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2012, and incorporated herein by reference).

10.13†

First Amendment dated December 31, 2008, to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008, and incorporated herein by reference).

10.14†

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

10.16†

Form of Performance-Based, Time-Vesting Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 11, 2011, and incorporated herein by reference).

*10.17†	Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan.

10.18†

Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2012, and incorporated herein by reference).

Approach Resources Inc.

Index to Exhibits — (Continued)

Exhibit Number	Description of Exhibit

10.19†

Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.20

Exchange Agreement, dated as of November 2, 2016, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2016, and incorporated herein by reference).

10.21

Stockholder Agreement, dated as of January 27, 2017, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference).

10.22

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

10.23

Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2011, and incorporated herein by reference).

10.24	Specimen Oil and Gas Lease for University Lands (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2012, and incorporated herein by reference).

10.25

Third Amendment dated as of May 3, 2016, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and amount the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016, and incorporated herein by reference).

10.26

Second Amendment dated as of December 30, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2015, and incorporated herein by reference).

10.27

First Amendment dated as of November 4, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2014, and incorporated herein by reference).

10.28

Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time-to-time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.29

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

10.30

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

10.31

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