Form 10-Q
period 2017-03-31
Approach Resources Inc
filed 2017-05-05
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 28, 2017, was 86,284,226.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79	$21
Accounts receivable:
Joint interest owners	89	92
Oil, NGLs and gas sales	8,687	9,547
Unrealized gain on commodity derivatives	855	—
Prepaid expenses and other current assets	1,005	2,834
Total current assets	10,715	12,494

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,882,051	1,869,774
Furniture, fixtures and equipment	5,650	5,644
Total oil and gas properties and equipment	1,887,701	1,875,418
Less accumulated depletion, depreciation and amortization	(801,218)	(783,357)
Net oil and gas properties and equipment	1,086,483	1,092,061
Unrealized gain on commodity derivatives	832	—
Total assets	$1,098,030	$1,104,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,982	$9,482
Oil, NGLs and gas sales payable	4,507	4,190
Unrealized loss on commodity derivatives	2,162	4,880
Accrued liabilities	12,509	7,817
Total current liabilities	26,160	26,369

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	273,831	271,696
Senior notes, net	83,958	226,653
Deferred income taxes	144,315	5,615
Asset retirement obligations	10,655	10,607
Other non-current liabilities	604	663
Total liabilities	539,523	541,603

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 and 90,000,000 shares authorized, 86,257,549 and 41,764,770 issued and outstanding, respectively	851	418
Additional paid-in capital	721,985	586,095
Accumulated deficit	(164,329)	(23,561)
Total stockholders’ equity	558,507	562,952
Total liabilities and stockholders’ equity	$1,098,030	$1,104,555

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Oil, NGLs and gas sales	$26,355	$17,615

EXPENSES:
Lease operating	4,170	6,356
Production and ad valorem taxes	2,357	1,664
Exploration	1,043	569
General and administrative (1)	5,928	6,051
Depletion, depreciation and amortization	17,962	20,229
Total expenses	31,460	34,869

OPERATING LOSS	(5,105)	(17,254)

OTHER:
Interest expense, net	(5,463)	(6,298)
Gain on debt extinguishment	5,053	—
Realized (loss) gain on commodity derivatives	(961)	3,500
Unrealized gain (loss) on commodity derivatives	4,405	(957)
Other income	3	104

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(2,068)	(20,905)
INCOME TAX PROVISION (BENEFIT)	138,700	(7,245)

NET LOSS	$(140,768)	$(13,660)

LOSS PER SHARE:
Basic	$(2.00)	$(0.33)
Diluted	$(2.00)	$(0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,409,303	41,069,071
Diluted	70,409,303	41,069,071
(1) Includes non-cash share-based compensation expense as follows:	1,159	1,550

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(140,768)	$(13,660)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	17,962	20,229
Amortization of debt issuance costs	219	372
Gain on debt extinguishment	(5,053)	—
Unrealized (gain) loss on commodity derivatives	(4,405)	957
Exploration expense	1,033	505
Share-based compensation expense	1,159	1,550
Deferred income tax provision (benefit)	138,700	(7,245)
Other non-cash items	(3)	(104)
Changes in operating assets and liabilities:
Accounts receivable	863	4,390
Prepaid expenses and other current assets	(266)	(348)
Accounts payable	(3,973)	535
Oil, NGLs and gas sales payable	318	(1,034)
Accrued liabilities	(97)	(856)
Cash provided by operating activities	5,689	5,291

INVESTING ACTIVITIES:
Additions to oil and gas properties	(13,359)	(4,874)
Additions to furniture, fixtures and equipment, net	(6)	(3)
Change in working capital related to investing activities	6,479	1,563
Cash used in investing activities	(6,886)	(3,314)

FINANCING ACTIVITIES:
Borrowings under credit facility	21,500	12,600
Repayment of amounts outstanding under credit facility	(19,500)	(13,600)
Equity issuance costs	(2,468)	—
Tax withholdings related to restricted stock	(93)	(6)
Change in working capital related to financing activities	1,816	(731)
Cash provided by (used in) financing activities	1,255	(1,737)

CHANGE IN CASH AND CASH EQUIVALENTS	58	240
CASH AND CASH EQUIVALENTS, beginning of period	$21	$600

CASH AND CASH EQUIVALENTS, end of period	$79	$840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,202	$1,873

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$11	$28

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year, due in part to the volatility in prices for oil, natural gas liquids (“NGLs”) and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 10, 2017.

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

In January 2017, the FASB issued an accounting standards update for “Clarifying the Definition of a Business,” which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

	Three Months Ended March 31,
	2017	2016
Income (numerator):
Net loss – basic	$(140,768)	$(13,660)

Weighted average shares (denominator):
Weighted average shares – basic	70,409,303	41,069,071
Dilution effect of share-based compensation, treasury method (1)	—	—
Weighted average shares – diluted	70,409,303	41,069,071

Net loss per share:
Basic	$(2.00)	$(0.33)
Diluted	$(2.00)	$(0.33)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended March 31, 2017 and 2016.

3. Exchange Transactions

On November 2, 2016, we entered into an exchange agreement with the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”) to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”). On January 26, 2017, our stockholders approved the Exchange Transactions (defined below) and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by the exchanging noteholder. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes and eliminated certain restrictive covenants discussed in Note 4.

On March 22, 2017, we exchanged an additional $14,528,000 principal amount of outstanding Senior Notes for 4,009,728 shares of our common stock (the “Follow-On Exchange”).

The Initial Exchange and the Follow-On Exchange (together, the “Exchange Transactions”) reduced the principal amount of outstanding Senior Notes by $145.1 million and reduced interest payments by $44.3 million over the remaining term of the Senior Notes.  The Exchange Transactions were accounted for as a debt extinguishment. A gain of $5.1 million was recognized on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged. We incurred equity issuance costs of $2.5 million related to the Exchange Transactions, which were recorded as a reduction to additional paid-in capital.

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

4. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2017, and December 31, 2016 (in thousands).

	March 31,	December 31,
	2017	2016
Senior secured credit facility:
Outstanding borrowings	$275,000	$273,000
Debt issuance costs	(1,169)	(1,304)
Senior secured credit facility, net	273,831	271,696
Senior notes:
Principal	85,240	230,320
Debt issuance costs	(1,282)	(3,667)
Senior notes, net	83,958	226,653
Total long-term debt	$357,789	$498,349

Senior Secured Credit Facility

At March 31, 2017, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 3, 2017, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At March 31, 2017, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $275 million under the Credit Facility at March 31, 2017, compared to $273 million of outstanding borrowings at December 31, 2016. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2017, was 4%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million and $0.6 million at March 31, 2017, and December 31, 2016, respectively, which reduce amounts available for borrowing under the Credit Facility.

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

Covenants

The Credit Facility contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant (as defined in the Credit Facility) that requires us to maintain a ratio of consolidated EBITDAX (as defined in the Credit Facility) to cash Interest Expense (as defined in the Credit Facility) as of the last day of any fiscal quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) through December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and a ratio of not less than 2.0 to 1.0 thereafter, and

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

March 31, 2017

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

Senior Notes

At March 31, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by a supplemental indenture dated June 11, 2013, is referred to as the “Indenture.”

On December 20, 2016, we entered into the second supplemental indenture (the “Second Supplemental Indenture”), which became effective on January 27, 2017, in connection with the closing of the Initial Exchange. The Second Supplemental Indenture (i) eliminated certain definitions and references to definitions contained in the Indenture, (ii) eliminated and revised, as applicable, certain events of default contained in the Indenture, (iii) eliminated certain conditions to consolidation, merger, conveyance, transfer or lease contained in the Indenture, (iv) eliminated certain covenants contained in the Indenture, including substantially all of the restrictive covenants set forth therein, and (v) supplemented and amended the Senior Notes and the securities guarantees, as and to the same extent as the Indenture has been amended and supplemented in accordance with the preceding clauses (i), (ii), (iii) and (iv).

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

March 31, 2017

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

At March 31, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At March 31, 2017, outstanding borrowings under the Credit Facility were $275 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at March 31, 2017.  In January 2017, we amended our office lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

6.  Income Taxes

For the three months ended March 31, 2017, our income tax expense was $138.7 million, compared to an income tax benefit of $7.2 million for the three months ended March 31, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change NOLs in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million. Total income tax expense for the three months ended March 31, 2017, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due to the valuation allowance of $139.1 million, a tax shortfall related to share-based compensation of $0.3 million and state taxes.  Total income tax expense for the three months ended March 31, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.2 million and state taxes.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

7.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at March 31, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
April 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
April 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
April 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGLs (IC4 - Isobutane)
April 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGLs (NC4 - Butane)
April 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2017, and December 31, 2016 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31,	December 31,		March 31,	December 31,
		2017	2016		2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$1,687	$—	Unrealized loss on commodity derivatives	$(2,162)	$(4,880)

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended
		March 31,
		2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain (loss) on commodity derivatives	$4,405	$(957)
	Realized (loss) gain on commodity derivatives	(961)	3,500
		$3,444	$2,543

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

March 31, 2017

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At March 31, 2017, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At March 31, 2017, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At March 31, 2017, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2017
	Carrying Amount	Fair Value
Senior Notes	$83,958	$71,602

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8.  Share-Based Compensation

In March 2017, 1,232,035 restricted shares were awarded to our executive officers, of which 821,357 shares are subject to certain performance conditions and 410,678 shares are subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR. The aggregate fair market value of the awards is $2.5 million, which will be expensed over a service period of approximately three years, subject to performance and three-year TSR conditions.

Cash-settled performance awards

In 2016, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions to our executive officers. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three months ended March 31, 2017, we recognized a benefit of $113,000 compared to $41,000 in expense for the three-months ended March 31, 2016. At March 31, 2017, we recorded a current liability of $0.5 million and a non-current liability of $0.6 million related to the cash-settled performance awards on our consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2017.  Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	our leverage negatively affecting our semi-annual redetermination of our revolving credit facility;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 120,000 net acres as of March 31, 2017.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives.  Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2016, our estimated proved reserves were 156.4 million barrels of oil equivalent (“MMBoe”), made up of 32% oil, 30% NGLs and 38% gas. The proved developed reserves were 38% of our total proved reserves at December 31, 2016.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At March 31, 2017, we owned working interests in 804 producing oil and gas wells.

First Quarter 2017 Activity

In January 2017, we issued 39,165,600 shares of common stock in exchange for our 7% Senior Notes due 2021 (“Senior Notes”) with a principal amount of $130,552,000 (the “Initial Exchange”). Additionally, in March 2017, we issued 4,009,728 shares of common stock in exchange for Senior Notes with an aggregate principal amount of $14,528,000 (the “Follow-On Exchange”). The Initial Exchange and the Follow-On Exchange (together, the “Exchange Transactions”) reduced the principal amount of our outstanding Senior Notes by $145.1 million, and interest payments by $44.3 million over the remaining term of the Senior Notes. The Exchange Transactions will provide us the flexibility to use the interest savings to invest in our capital budget, to continue to reduce long-term debt or for other corporate purposes.

Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return. We have increased our expected capital expenditure budget in 2017 in response to interest savings from the Exchange Transactions and improved commodity prices.

During the three months ended March 31, 2017, we produced 1,027 MBoe, or 11.4 MBoe/d.  We drilled three horizontal wells and completed two horizontal wells. At March 31, 2017, we had five horizontal Wolfcamp wells waiting on completion, one well being drilled and two wells that we were in the process of completing.  We currently have one horizontal rig running in Project Pangea.

2017 Capital Expenditures

For the three months ended March 31, 2017, our capital expenditures totaled $13.4 million, consisting of $12.1 million for drilling and completion activities and $1.3 million for infrastructure projects and equipment.  Our 2017 capital budget is a range of $50 million to $70 million.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2017 and 2016.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended
	March 31,
	2017	2016
Revenues (in thousands):
Oil	$13,694	$9,687
NGLs	6,060	3,224
Gas	6,601	4,704
Total oil, NGLs and gas sales	26,355	17,615

Realized (loss) gain on commodity derivatives	(961)	3,500
Total oil, NGLs and gas sales including derivative impact	$25,394	$21,115

Production:
Oil (MBbls)	278	357
NGLs (MBbls)	352	362
Gas (MMcf)	2,377	2,673
Total (MBoe)	1,027	1,165
Total (MBoe/d)	11.4	12.8

Average prices:
Oil (per Bbl)	$49.17	$27.10
NGLs (per Bbl)	17.20	8.90
Gas (per Mcf)	2.78	1.76
Total (per Boe)	25.67	15.12

Realized (loss) gain on commodity derivatives (per Boe)	(0.94)	3.00
Total including derivative impact (per Boe)	$24.73	$18.12

Costs and expenses (per Boe):
Lease operating	$4.06	$5.45
Production and ad valorem taxes	2.29	1.43
Exploration	1.02	0.49
General and administrative	5.77	5.19
Depletion, depreciation and amortization	17.49	17.36

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $8.7 million, or 50%, for the three months ended March 31, 2017, to $26.4 million, compared to $17.6 million for the three months ended March 31, 2016.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($10.8 million) partially offset by a decrease in production volumes ($2.1 million).  Production volumes decreased as a result of reduced drilling and completion activity in 2016. We expect oil, NGLs and gas sales to increase in 2017 due to increased drilling and completion activity for the remainder of 2017.

Net loss.  Net loss for the three months ended March 31, 2017, was $140.8 million, or $2.00 per diluted share, compared to $13.7 million, or $0.33 per diluted share, for the three months ended March 31, 2016.  Net loss for the three months ended March 31, 2017, included a tax provision of $138.7 million, a gain on debt extinguishment of $5.1 million due to the Exchange Transactions, an unrealized gain on commodity derivatives of $4.4 million and a realized loss on commodity derivatives of $1 million. The increase in the net loss for the three months ended March 31, 2017, was primarily due to the increase in our income tax provision of $145.9 million resulting from our cumulative change in ownership following the Exchange Transactions, partially offset by an increase in revenues ($8.7 million), a decrease in operating expenses ($3.4 million) and the gain on debt extinguishment ($5.1 million).

Oil, NGLs and gas production.  Production for the three months ended March 31, 2017, totaled 1,027 MBoe (11.4 MBoe/d), compared to production of 1,165 MBoe (12.8 MBoe/d) in the prior-year period, an 11% decrease.  Production for the three months ended March 31, 2017, was 27% oil, 34% NGLs and 39% gas, compared to 31% oil, 31% NGLs and 38% gas in the 2016 period.  Production volumes decreased during the three months ended March 31, 2017, as a result of reduced drilling and completion activity in 2016. We expect production to increase from current levels due to increased drilling and completion activity for the remainder of 2017.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $1 million and a realized gain of $3.5 million for the three months ended March 31, 2017 and 2016, respectively.  Our average realized price, including the effect of commodity derivatives, was $24.73 per Boe for the three months ended March 31, 2017, compared to $18.12 per Boe for the three months ended March 31, 2016.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized gain on commodity derivatives was $4.4 million for the three months ended March 31, 2017, compared to an unrealized loss of $1 million for the three months ended March 31, 2016.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $2.2 million, or 34%, for the three months ended March 31, 2017, to $4.2 million, or $4.06 per Boe, compared to $6.4 million, or $5.45 per Boe, for the three months ended March 31, 2016.  The decrease in LOE per Boe for the three months ended March 31, 2017, was primarily due to increased efficiency in our water handling operations, a decrease in well repairs, workovers and maintenance and a decrease in compressor rental and repair, partially offset by a decrease in production volumes and an increase in pumpers and supervision costs relative to production. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.8	$1.68	$2.2	$1.83	$(0.4)	$(0.15)	(8.2)%
Well repairs, workovers and maintenance	0.9	0.89	1.7	1.46	(0.8)	(0.57)	(39.0)
Water handling and other	0.8	0.81	1.8	1.57	(1.0)	(0.76)	(48.4)
Pumpers and supervision	0.7	0.68	0.7	0.59	-	0.09	15.3
Total	$4.2	$4.06	$6.4	$5.45	$(2.2)	$(1.39)	(25.5)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.7 million, or 42%, for the three months ended March 31, 2017, to $2.4 million compared to $1.7 million for the three months ended March 31, 2016.  Production and ad valorem taxes were $2.29 per Boe and $1.43 per Boe and approximately 8.9% and 9.4% of oil, NGLs and gas sales for the three months ended March 31, 2017 and 2016, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded $1 million, or $1.02 per Boe, and $0.6 million, or $0.49 per Boe, of exploration expense for the three months ended March 31, 2017 and 2016, respectively.  The increase in exploration expense was primarily due to an increase in lease expirations in the first quarter of 2017.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.2 million, or 2%, to $5.9 million, or $5.77 per Boe, for the three months ended March 31, 2017, compared to $6.1 million, or $5.19 per Boe, for the three months ended March 31, 2016. The decrease in G&A and increase in G&A per Boe was primarily due to lower share-based compensation and other cost saving initiatives, partially offset by an increase in salaries and benefits and lower production volumes compared to first quarter 2016. For the three months ended March 31, 2017, G&A included a reduction in expense of $0.1 million related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. We expect G&A per Boe to decrease for the remainder of the year due to the expected increase in production. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	March 31,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.1	$3.05	$2.8	$2.38	$0.3	$0.67	28.2%
Share-based compensation	1.2	$1.13	1.6	$1.33	(0.4)	(0.20)	(15.0)
Professional fees	0.5	$0.53	0.6	$0.50	(0.1)	0.03	6.0
Other	1.1	$1.06	1.1	$0.98	-	0.08	8.2
Total	$5.9	$5.77	$6.1	$5.19	$(0.2)	$0.58	11.2%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.2 million, or 11%, to $18 million for the three months ended March 31, 2017, compared to $20.2 million for the three months ended March 31, 2016.  Our DD&A per Boe increased by $0.13, or 1%, to $17.49 per Boe for the three months ended March 31, 2017, compared to $17.36 per Boe for the three months ended March 31, 2016.  The decrease in DD&A expense over the prior-year period was primarily due to lower production.

Interest expense, net.  Our interest expense, net, decreased $0.8 million, or 13%, to $5.5 million for the three months ended March 31, 2017, compared to $6.3 million for the three months ended March 31, 2016.  This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($1.8 million), partially offset by an increase in the applicable margin rates under our revolving credit facility. We expect our interest expense to continue to decrease due to the reduction in our outstanding long-term debt from the Exchange Transactions.

Gain on debt extinguishment. For the three months ended March 31, 2017, we recognized a gain of $5.1 million on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Income taxes. Our income tax provision increased $145.9 million to $138.7 million for the three months ended March 31, 2017, compared to an income tax benefit of $7.2 million for the three months ended March 31, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the use of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million. The increase in the income tax provision was primarily due to the recognition of the valuation allowance on our NOLs incurred prior to the ownership change.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility.

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

In the three months ended March 31, 2017, we completed the Exchange Transactions, which reduced our Senior Notes by $145.1 million and will result in $44.3 million in future interest savings. The Exchange Transactions will benefit our future operating cash flow through the reduction of interest expense.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  At March 31, 2017, we had $275 million in outstanding borrowings under our revolving credit facility and liquidity of $49.8 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $51.4 million at December 31, 2016. The table below summarizes our liquidity position at March 31, 2017, and December 31, 2016 (dollars in thousands).

	Liquidity at March 31,	Liquidity at December 31,
	2017	2016
Borrowing base	$325,000	$325,000
Cash and cash equivalents	79	21
Long-term debt – Credit Facility	(275,000)	(273,000)
Undrawn letters of credit	(325)	(575)
Liquidity	$49,754	$51,446

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $15.4 million and $13.9 million at March 31, 2017, and December 31, 2016, respectively. The change in working capital was due to the timing of settlement of current assets and liabilities and an increase in current liabilities due to our capital expenditures for the three months ended March 31, 2017. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$5,689	$5,291
Cash used in investing activities	(6,886)	(3,314)
Cash provided by (used in) financing activities	1,255	(1,737)
Net increase in cash and cash equivalents	$58	$240

Operating Activities

Cash provided by operating activities increased by 8%, or $0.4 million, to $5.7 million during the three months ended March 31, 2017, compared to the prior-year period. The increase in our cash provided by operating activities was primarily due to an increase in oil, NGLs and gas sales from higher commodity prices, partially offset by a decrease in realized gains from our commodity derivative activity.

Investing Activities

Cash used in investing activities increased by $3.6 million for the three months ended March 31, 2017, to $6.9 million, compared to the prior-year period. Cash used in investing activities for the three months ended March 31, 2017, was primarily attributable to drilling and development ($12.1 million) and infrastructure projects and equipment ($1.3 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($6.5 million).  During the three months ended March 31, 2017, we drilled three horizontal wells and completed two horizontal wells. At March 31, 2017, we had five horizontal Wolfcamp wells waiting on completion, one well being drilled and two horizontal wells that we were in the process of completing.

Financing Activities

Cash provided by financing activities was $1.3 million for the three months ended March 31, 2017, compared to $1.7 million of cash used in financing activities in the prior-year period. We had $275 million in outstanding borrowings under our revolving credit facility at March 31, 2017, compared to $272 million in outstanding borrowings as of March 31, 2016. During the three months ended March 31, 2017, net cash provided by financing activities included net borrowings under our revolving credit facility of $2 million and changes in working capital associated with financing activities of $1.8 million, which were partially offset by $2.5 million in equity issuance costs associated with the Exchange Transactions.

Revolving Credit Facility

At March 31, 2017, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $275 million and $273 million under our revolving credit facility at March 31, 2017, and December 31, 2016, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended March 31, 2017, was 4%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 3, 2017, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At March 31, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Senior Notes

At March 31, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million, and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes. See Note 4 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At March 31, 2017, outstanding borrowings under our revolving credit facility were $275 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at March 31, 2017.  In January 2017, we amended our lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2017, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

While we face the challenge of financing exploration, development and future acquisitions, we believe that we have adequate liquidity for current, near-term working capital needs and execution of our current development plan from cash generated from operations and unused borrowing capacity under our revolving credit facility. In addition, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

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

We believe the outlook for our business is favorable despite the continued uncertainty of oil, NGLs and gas prices. Our resource base, adequate current liquidity, risk management, including commodity derivative strategy, and disciplined investment of capital provide us with an opportunity to exploit and develop our positions and maximize efficiency in our key operating area.

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

In the three months ended March 31, 2017, the NYMEX WTI prompt month price ranged from a low of $47.34 per barrel to a high of $54.45 per barrel. In the three months ended March 31, 2016, the NYMEX WTI prompt month price ranged from a low of $26.10 per barrel to a high of $41.50 per barrel.

In the three months ended March 31, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.56 per MMBtu to a high of $3.72 per MMBtu. In the three months ended March 31, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $1.64 per MMBtu to a high of $2.47 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at March 31, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
April 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
April 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
April 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
April 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGLs (IC4 - Isobutane)
April 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGLs (NC4 - Butane)
April 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl

At March 31, 2017, the fair value of our open derivative contracts was a net liability of $0.5 million, compared to a liability of $4.9 million at December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, we recorded an unrealized gain on commodity derivatives of $4.4 million and an unrealized loss on commodity derivatives of $1 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $4.2 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2017, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended March 31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (“CEO”), and the Executive Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2017. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II―OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2016, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 10, 2017.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the period covered by this report except pursuant to the Initial Exchange and the Follow-On Exchange as previously disclosed on the Current Reports on Form 8-K filed on November 3, 2016, January 30, 2017 and March 20, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2017.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017	26,930	$3.46	—	—
February 1, 2017 – February 28, 2017	64	3.18	—	—
March 1, 2017 – March 31, 2017	—	—	—	—
Total	26,994	$3.46	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: May 5, 2017	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Approach Resources Inc.

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

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

10.1

Stockholders Agreement, dated as of January 27, 2017, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference).

10.2†

Amendment to Employment Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated January 26, 2017 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

10.3†

Amendment to Employment Agreement by and between Approach Resources Inc. and Qingming Yang dated January 26, 2017 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

10.4†

Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Approach Resources Inc.

Index to Exhibits — (Continued)

Exhibit Number	Description of Exhibit

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan arrangement.