Form 10-Q
period 2017-06-30
Approach Resources Inc
filed 2017-08-03
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 28, 2017, was 86,501,963.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178	$21
Accounts receivable:
Joint interest owners	187	92
Oil, NGLs and gas sales	8,326	9,547
Unrealized gain on commodity derivatives	889	—
Prepaid expenses and other current assets	4,335	2,834
Total current assets	13,915	12,494

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,904,458	1,869,774
Furniture, fixtures and equipment	5,658	5,644
Total oil and gas properties and equipment	1,910,116	1,875,418
Less accumulated depletion, depreciation and amortization	(820,653)	(783,357)
Net oil and gas properties and equipment	1,089,463	1,092,061
Unrealized gain on commodity derivatives	485	—
Other assets	2,404	—
Total assets	$1,106,267	$1,104,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,873	$9,482
Oil, NGLs and gas sales payable	4,572	4,190
Unrealized loss on commodity derivatives	620	4,880
Accrued liabilities	16,471	7,817
Total current liabilities	34,536	26,369

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	285,966	271,696
Senior notes, net	84,034	226,653
Deferred income taxes	139,806	5,615
Asset retirement obligations	10,775	10,607
Other non-current liabilities	828	663
Total liabilities	555,945	541,603

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 and 90,000,000 shares authorized, 86,480,629 and 41,764,770 issued and outstanding, respectively	851	418
Additional paid-in capital	722,696	586,095
Accumulated deficit	(173,225)	(23,561)
Total stockholders’ equity	550,322	562,952
Total liabilities and stockholders’ equity	$1,106,267	$1,104,555

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Oil, NGLs and gas sales	$24,969	$22,433	$51,324	$40,048

EXPENSES:
Lease operating	4,238	5,234	8,408	11,590
Production and ad valorem taxes	2,252	1,855	4,609	3,519
Exploration	2,108	1,622	3,151	2,191
General and administrative (1)	6,548	5,832	12,476	11,883
Depletion, depreciation and amortization	19,543	19,991	37,505	40,220
Total expenses	34,689	34,534	66,149	69,403

OPERATING LOSS	(9,720)	(12,101)	(14,825)	(29,355)

OTHER:
Interest expense, net	(4,916)	(6,808)	(10,379)	(13,106)
Gain on debt extinguishment	—	—	5,053	—
Write-off of debt issuance costs	—	(563)	—	(563)
Realized gain (loss) on commodity derivatives	3	1,409	(958)	4,909
Unrealized gain (loss) on commodity derivatives	1,228	(8,076)	5,633	(9,033)
Other income	—	1,417	3	1,521

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(13,405)	(24,722)	(15,473)	(45,627)
INCOME TAX PROVISION (BENEFIT)	(4,509)	(8,687)	134,191	(15,932)

NET LOSS	$(8,896)	$(16,035)	$(149,664)	$(29,695)

LOSS PER SHARE:
Basic	$(0.10)	$(0.39)	$(1.91)	$(0.72)
Diluted	$(0.10)	$(0.39)	$(1.91)	$(0.72)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	86,340,634	41,564,482	78,418,977	41,316,777
Diluted	86,340,634	41,564,482	78,418,977	41,316,777
(1) Includes non-cash share-based compensation expense as follows:	1,029	1,374	2,188	2,924

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(149,664)	$(29,695)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	37,505	40,220
Amortization of debt issuance costs	429	718
Gain on debt extinguishment	(5,053)	—
Write-off of debt issuance costs	—	563
Unrealized (gain) loss on commodity derivatives	(5,633)	9,033
Exploration expense	3,105	2,093
Share-based compensation expense	2,188	2,924
Deferred income tax provision (benefit)	134,191	(15,932)
Other non-cash items	(3)	(105)
Changes in operating assets and liabilities:
Accounts receivable	1,126	3,882
Prepaid expenses and other current assets	(519)	(266)
Accounts payable	(4,258)	(3,871)
Oil, NGLs and gas sales payable	382	(49)
Accrued liabilities	2,424	(923)
Cash provided by operating activities	16,220	8,592

INVESTING ACTIVITIES:
Additions to oil and gas properties	(37,819)	(11,745)
Additions to furniture, fixtures and equipment, net	(14)	(15)
Change in working capital related to investing activities	9,308	2,397
Cash used in investing activities	(28,525)	(9,363)

FINANCING ACTIVITIES:
Borrowings under credit facility	54,250	33,600
Repayment of amounts outstanding under credit facility	(40,250)	(31,600)
Equity issuance costs	(2,762)	—
Debt issuance costs	—	(191)
Tax withholdings related to restricted stock	(117)	(14)
Change in working capital related to financing activities	1,341	(731)
Cash provided by financing activities	12,462	1,064

CHANGE IN CASH AND CASH EQUIVALENTS	157	293
CASH AND CASH EQUIVALENTS, beginning of period	$21	$600

CASH AND CASH EQUIVALENTS, end of period	$178	$893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,410	$12,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$31	$28

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In August 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We have not determined which transition method we will use and are continuing to evaluate our existing revenue recognition policies to determine whether any of our contracts will be affected by the new requirements. This evaluation will continue throughout 2017, and we are currently planning to adopt this new standard in the first quarter of 2018.

In February 2016, the FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

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

June 30, 2017

for interim and annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

Prepaid Expenses and Other Assets

In April 2017, we entered into an agreement that secured pricing and availability of a dedicated frac services crew for up to two years. Under this agreement, we made a prepayment of $5 million, which will be utilized as we complete wells. For the three months ended June 30, 2017, we utilized $0.4 million of this prepayment related to frac services provided during the second quarter. As of June 30, 2017, we maintain unused prepaid balances of $2.2 million in prepaid expenses and other current assets and $2.4 million in other assets on our consolidated balance sheets related to this agreement based on the anticipated timing of the utilization of the prepayment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (numerator):
Net loss – basic	$(8,896)	$(16,035)	$(149,664)	$(29,695)

Weighted average shares (denominator):
Weighted average shares – basic	86,340,634	41,564,482	78,418,977	41,316,777
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	86,340,634	41,564,482	78,418,977	41,316,777

Net loss per share:
Basic	$(0.10)	$(0.39)	$(1.91)	$(0.72)
Diluted	$(0.10)	$(0.39)	$(1.91)	$(0.72)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and six months ended June 30, 2017 and 2016.

3. Exchange Transactions

On November 2, 2016, we entered into an exchange agreement with Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”), the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”), to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”). On January 26, 2017, our stockholders approved the Exchange Transactions (defined below) and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by Wilks. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes and eliminated certain restrictive covenants discussed in Note 4.

On March 22, 2017, we exchanged an additional $14,528,000 principal amount of outstanding Senior Notes for 4,009,728 shares of our common stock (the “Follow-On Exchange”).

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

The Initial Exchange and the Follow-On Exchange (together, the “Exchange Transactions”) reduced the principal amount of outstanding Senior Notes by $145.1 million and reduced interest payments by $44.3 million over the remaining term of the Senior Notes.  The Exchange Transactions were accounted for as a debt extinguishment. A gain of $5.1 million was recognized on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged. We incurred equity issuance costs of $2.8 million related to the Exchange Transactions, which were recorded as a reduction to additional paid-in capital.

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million.

4. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2017, and December 31, 2016 (in thousands).

	June 30,	December 31,
	2017	2016
Senior secured credit facility:
Outstanding borrowings	$287,000	$273,000
Debt issuance costs	(1,034)	(1,304)
Senior secured credit facility, net	285,966	271,696
Senior notes:
Principal	85,240	230,320
Debt issuance costs	(1,206)	(3,667)
Senior notes, net	84,034	226,653
Total long-term debt	$370,000	$498,349

Senior Secured Credit Facility

At June 30, 2017, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 3, 2017, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At June 30, 2017, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $287 million under the Credit Facility at June 30, 2017, compared to $273 million of outstanding borrowings at December 31, 2016. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended June 30, 2017, was 4.3%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million and $0.6 million at June 30, 2017, and December 31, 2016, respectively, which reduce amounts available for borrowing under the Credit Facility.

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

June 30, 2017

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

Senior Notes

At June 30, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

Wilks, a significant shareholder and related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $17 million of our outstanding Senior Notes as of June 30, 2017. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

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

June 30, 2017

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

At June 30, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

5.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At June 30, 2017, outstanding borrowings under the Credit Facility were $287 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at June 30, 2017.  In January 2017, we amended our office space lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

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

6.  Income Taxes

For the three months ended June 30, 2017 and 2016, our income tax benefit was $4.5 million and $8.7 million, respectively. Total income tax expense for the three months ended June 30, 2017, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to state taxes. Total income tax expense for the three months ended June 30, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.1 million.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

For the six months ended June 30, 2017, our income tax expense was $134.2 million, compared to an income tax benefit of $15.9 million for the six months ended June 30, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change NOLs in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million. Total income tax expense for the six months ended June 30, 2017, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due to the valuation allowance of $139.1 million, a tax shortfall related to share-based compensation of $0.3 million and state taxes.  Total income tax expense for the six months ended June 30, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.2 million and state taxes.

7.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at June 30, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
July 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
July 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
July 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGLs (IC4 - Isobutane)
July 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGLs (NC4 - Butane)
July 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl

After June 30, 2017, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
August 2017 – December 2017	Swap	1,000 Bbls/day	$50.20/Bbl
January 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2017, and December 31, 2016 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30,	December 31,		June 30,	December 31,
		2017	2016		2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$1,374	$—	Unrealized loss on commodity derivatives	$(620)	$(4,880)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain (loss) on commodity derivatives	$1,228	$(8,076)	$5,633	$(9,033)
	Realized gain (loss) on commodity derivatives	3	1,409	(958)	4,909
		$1,231	$(6,667)	$4,675	$(4,124)

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At June 30, 2017, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At June 30, 2017, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At June 30, 2017, we had no Level 3 measurements.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2017
	Carrying Amount	Fair Value
Senior Notes	$84,034	$73,946

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8.  Share-Based Compensation

We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in general and administrative expenses on our consolidated statements of operations. For the three and six months ended June 30, 2017, we granted restricted shares, net of cancellations, of 231,995 and 1,576,440, respectively.

Cash-settled performance awards

In 2016, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions to our executive officers. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and six months ended June 30, 2017, we recognized an expense of $423,000 and $310,000, respectively. For the three and six months ended June 30, 2016, we recognized an expense of $298,000 and $339,000, respectively. At June 30, 2017, we recorded a current liability of $0.7 million and a non-current liability of $0.8 million related to the cash-settled performance awards on our consolidated balance sheets.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 114,000 net acres as of June 30, 2017.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2016, our estimated proved reserves were 156.4 million barrels of oil equivalent (“MMBoe”), made up of 32% oil, 30% NGLs and 38% gas. The proved developed reserves were 38% of our total proved reserves at December 31, 2016.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At June 30, 2017, we owned working interests in 807 producing oil and gas wells.

In the first quarter of 2017, we completed two debt for equity exchanges (together, the “Exchange Transactions”), which reduced the principal amount of our outstanding 7% Senior Notes due 2021 (“Senior Notes”) by $145.1 million, and interest payments by $44.3 million over the remaining term of the Senior Notes. The Exchange Transactions provide us the flexibility to use the interest savings to invest in our capital budget, to continue to reduce long-term debt or for other corporate purposes.

Second Quarter 2017 Activity

During the three months ended June 30, 2017, we produced 1,080 MBoe, or 11.9 MBoe/d, and increased production 4%, compared to the three months ended March 31, 2017.  During the quarter, we drilled eight horizontal wells and completed five horizontal wells. At June 30, 2017, we had one horizontal rig running in Project Pangea, which we released in mid-July, ten horizontal Wolfcamp wells waiting on completion and one well being drilled.

2017 Capital Expenditures

For the three months ended June 30, 2017, our capital expenditures totaled $24.4 million, consisting of $23.8 million for drilling and completion activities and $1.5 million for infrastructure projects and equipment, partially offset by a sales tax refund of $0.9 million. For the six months ended June 30, 2017, our capital expenditures totaled $37.8 million, consisting of $35.9 million for drilling and completion activities and $2.8 million for infrastructure projects and equipment, partially offset by a sales tax refund of $0.9 million. Our 2017 capital budget is a range of $50 million to $70 million.

We have increased our expected capital budget in 2017 compared to our 2016 capital budget in response to interest savings from the Exchange Transactions and increased commodity prices. We will continue to monitor commodity prices, which may affect our capital budget and production for the remainder of 2017.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2017 and 2016.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues (in thousands):
Oil	$12,508	$12,556	$26,202	$22,243
NGLs	6,019	5,497	12,079	8,721
Gas	6,442	4,380	13,043	9,084
Total oil, NGLs and gas sales	24,969	22,433	51,324	40,048

Realized gain (loss) on commodity derivatives	3	1,409	(958)	4,909
Total oil, NGLs and gas sales including derivative impact	$24,972	$23,842	$50,366	$44,957

Production:
Oil (MBbls)	281	315	560	673
NGLs (MBbls)	383	392	735	755
Gas (MMcf)	2,499	2,644	4,875	5,317
Total (MBoe)	1,080	1,148	2,107	2,314
Total (MBoe/d)	11.9	12.6	11.6	12.7

Average prices:
Oil (per Bbl)	$44.50	$39.84	$46.83	$33.07
NGLs (per Bbl)	15.72	14.00	16.43	11.55
Gas (per Mcf)	2.58	1.66	2.68	1.71
Total (per Boe)	23.11	19.53	24.36	17.31

Realized gain (loss) on commodity derivatives (per Boe)	—	1.23	(0.46)	2.12
Total including derivative impact (per Boe)	$23.11	$20.76	$23.90	$19.43

Costs and expenses (per Boe):
Lease operating	$3.92	$4.56	$3.99	$5.01
Production and ad valorem taxes	2.09	1.62	2.19	1.52
Exploration	1.95	1.41	1.50	0.95
General and administrative	6.06	5.08	5.92	5.14
Depletion, depreciation and amortization	18.09	17.41	17.80	17.38

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $2.6 million, or 11%, for the three months ended June 30, 2017, to $25 million, compared to $22.4 million for the three months ended June 30, 2016.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($3.9 million), partially offset by a decrease in production volumes ($1.3 million).  Production volumes decreased as a result of reduced drilling and completion activity in 2016.

Net loss.  Net loss for the three months ended June 30, 2017, was $ 8.9 million, or $0.10 per diluted share, compared to $16 million, or $0.39 per diluted share, for the three months ended June 30, 2016.  Net loss for the three months ended June 30, 2017, included an unrealized gain on commodity derivatives of $1.2 million. The decrease in the net loss for the three months ended June 30, 2017, was primarily due to an increase in the unrealized gain on commodity derivatives ($9.3 million), an increase in revenues ($2.6 million), and a decrease in interest expense ($1.9 million) due to the Exchange Transactions, partially offset by a decrease in the realized gain on commodity derivatives ($1.4 million) and a decrease in other income ($1.4 million).

Oil, NGLs and gas production.  Production for the three months ended June 30, 2017, totaled 1,080 MBoe (11.9 MBoe/d), compared to production of 1,148 MBoe (12.6 MBoe/d) in the prior-year period, a 6% decrease.  Production for the three months ended June 30, 2017, was 26% oil, 35% NGLs and 39% gas, compared to 28% oil, 34% NGLs and 38% gas in the 2016 period.  Production volumes decreased during the three months ended June 30, 2017, as a result of reduced drilling and completion activity in 2016.

Commodity derivative activities. Our commodity derivative activity resulted in realized gains of $3,000 and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.  Our average realized price, including the effect of commodity derivatives, was $23.11 per Boe for the three months ended June 30, 2017, compared to $20.76 per Boe for the three months ended June 30, 2016.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized gain on commodity derivatives was $1.2 million for the three months ended June 30, 2017, compared to an unrealized loss of $8.1 million for the three months ended June 30, 2016.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $1 million, or 19%, for the three months ended June 30, 2017, to $4.2 million, or $3.92 per Boe, compared to $5.2 million, or $4.56 per Boe, for the three months ended June 30, 2016.  The decrease in LOE per Boe for the three months ended June 30, 2017, was primarily due to increased efficiency in our water handling operations, a decrease in compressor rental and repair and a decrease in well repairs, workovers and maintenance, partially offset by a decrease in production volumes and an increase in pumpers and supervision costs. The following table summarizes LOE per Boe.

	Three Months Ended June 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.7	$1.59	$2.0	$1.73	$(0.3)	$(0.14)	(8.1)%
Well repairs, workovers and maintenance	0.9	0.85	1.0	0.92	(0.1)	(0.07)	(7.6)
Water handling and other	0.8	0.76	1.5	1.30	(0.7)	(0.54)	(41.5)
Pumpers and supervision	0.8	0.72	0.7	0.61	0.1	0.11	18.0
Total	$4.2	$3.92	$5.2	$4.56	$(1.0)	$(0.64)	(14.0)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.4 million, or 21%, for the three months ended June 30, 2017, to $2.3 million compared to $1.9 million for the three months ended June 30, 2016.  Production and ad valorem taxes were $2.09 per Boe and $1.62 per Boe and approximately 9% and 8.3% of oil, NGLs and gas sales for the three months ended June 30, 2017 and 2016, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded $2.1 million, or $1.95 per Boe, and $1.6 million, or $1.41 per Boe, of exploration expense for the three months ended June 30, 2017 and 2016, respectively.  The majority of exploration expense is non-cash and relates to lease expirations. The increase in exploration expense was primarily due to an increase in lease expirations in the second quarter of 2017. We expect exploration expense to decrease for the remainder of 2017.

General and administrative. Our general and administrative expenses (“G&A”) increased $0.7 million, or 12%, to $6.5 million, or $6.06 per Boe, for the three months ended June 30, 2017, compared to $5.8 million, or $5.08 per Boe, for the three months ended June 30, 2016. The increases in G&A and G&A per Boe were primarily due to an increase in salaries and benefits, professional fees, and lower production volumes, partially offset by a decrease in share-based compensation. For the three months ended June 30, 2017, G&A included $0.4 million in expense related to cash-settled performance awards, compared to $0.3 million for the three months ended June 30, 2016. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	June 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.6	$3.36	$2.9	$2.55	$0.7	$0.81	31.8%
Share-based compensation	1.0	$0.95	1.4	$1.20	(0.4)	(0.25)	(20.8)
Professional fees	0.7	$0.62	0.4	$0.34	0.3	0.28	82.4
Other	1.2	$1.13	1.1	$0.99	0.1	0.14	14.1
Total	$6.5	$6.06	$5.8	$5.08	$0.7	$0.98	19.3%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $0.5 million, or 2%, to $19.5 million for the three months ended June 30, 2017, compared to $20 million for the three months ended June 30, 2016.  Our DD&A per Boe increased by $0.68, or 4%, to $18.09 per Boe for the three months ended June 30, 2017, compared to $17.41 per Boe for the three months ended June 30, 2016.  The decrease in DD&A over the prior-year period was primarily due to lower production. The increase in DD&A per Boe over the prior-year period was primarily due to higher oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, decreased $1.9 million, or 28%, to $4.9 million for the three months ended June 30, 2017, compared to $6.8 million for the three months ended June 30, 2016.  This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($2.7 million), partially offset by an increase in the applicable margin rates under our revolving credit facility.

Write-off of debt issuance costs. We did not record a write-off of debt issuance costs for the three months ended June 30, 2017. We recorded a $0.6 million write-off of unamortized debt issuance costs for the three months ended June 30, 2016, related to the third amendment to our revolving credit facility that reduced our borrowing base from $450 million to $325 million.

Other income. We did not record other income for the three months ended June 30, 2017. For the three months ended June 30, 2016, we recorded other income of $1.4 million. This was due to a contractual settlement of $1.4 million.

Income taxes. Our income tax benefit decreased $4.2 million to $4.5 million for the three months ended June 30, 2017, from $8.7 million for the three months ended June 30, 2016. The decrease in the income tax benefit was primarily due to the decrease in net loss before income taxes in the 2017 period. Our effective income tax rate for the three months ended June 30, 2017, was 33.6%, compared to 35.1% for the three months ended June 30, 2016. The effective tax rate decreased for the three months ended June 30, 2017, compared to the prior-year period due to the impact of state taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Oil, NGLs and gas sales. Oil, NGLs and gas sales increased $11.3 million, or 28%, for the six months ended June 30, 2017, to $51.3 million, compared to $40 million for the six months ended June 30, 2016.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($14.9 million) partially offset by a decrease in production volumes ($3.6 million).  Production volumes decreased as a result of reduced drilling and completion activity in 2016.

Net loss.  Net loss for the six months ended June 30, 2017, was $149.7 million, or $1.91 per diluted share, compared to $29.7 million, or $0.72 per diluted share, for the six months ended June 30, 2016.  Net loss for the six months ended June 30, 2017, included a tax provision of $134.1 million, a gain on debt extinguishment of $5.1 million due to the Exchange Transactions, an unrealized gain on commodity derivatives of $5.6 million and a realized loss on commodity derivatives of $1 million. The increase in the net loss for the six months ended June 30, 2017, was primarily due to the increase in our income tax provision of $150.1 million resulting from our cumulative change in ownership following the Exchange Transactions, partially offset by an increase in revenues ($11.3 million), a decrease in operating expenses ($3.3 million), a decrease in interest expense ($2.7 million) and the gain on debt extinguishment ($5.1 million).

Oil, NGLs and gas production.  Production for the six months ended June 30, 2017, totaled 2,107 MBoe (11.6 MBoe/d), compared to production of 2,314 MBoe (12.7 MBoe/d) in the prior-year period, a 9% decrease.  Production for the six months ended June 30, 2017, was 27% oil, 35% NGLs and 38% gas, compared to 29% oil, 33% NGLs and 38% gas in the six months ended June 30, 2016.  Production volumes decreased during the six months ended June 30, 2017, as a result of reduced drilling and completion activity in 2016.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $1 million and a realized gain of $4.9 million for the six months ended June 30, 2017 and 2016, respectively.  Our average realized price, including the effect of commodity derivatives, was $23.90 per Boe for the six months ended June 30, 2017, compared to $19.43 per Boe for the six months ended June 30, 2016.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized gain on commodity derivatives was $5.6 million for the six months ended June 30, 2017, compared to an unrealized loss of $9 million for the six months ended June 30, 2016.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $3.2 million, or 27%, for the six months ended June 30, 2017, to $8.4 million, or $3.99 per Boe, compared to $11.6 million, or $5.01 per Boe, for the six months ended June 30, 2016.  The decrease in LOE per Boe for the six months ended June 30, 2017, was primarily due to increased efficiency in our water handling operations, a decrease in well repairs, workovers and maintenance and a decrease in compressor rental and repair, partially offset by a decrease in production volumes and an increase in pumpers and supervision costs. The following table summarizes LOE per Boe.

	Six Months Ended June 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$3.4	$1.63	$4.1	$1.78	$(0.7)	$(0.15)	(8.4)%
Well repairs, workovers and maintenance	1.8	0.87	2.8	1.19	(1.0)	(0.32)	(26.9)
Water handling and other	1.7	0.78	3.3	1.44	(1.6)	(0.66)	(45.8)
Pumpers and supervision	1.5	0.71	1.4	0.60	0.1	0.11	18.3
Total	$8.4	$3.99	$11.6	$5.01	$(3.2)	$(1.02)	(20.4)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $1.1 million, or 31%, for the six months ended June 30, 2017, to $4.6 million, compared to $3.5 million for the six months ended June 30, 2016.  Production and ad valorem taxes were $2.19 per Boe and $1.52 per Boe and approximately 9% and 8.8% of oil, NGLs and gas sales for the six months ended June 30, 2017 and 2016, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded $3.2 million, or $1.50 per Boe, and $2.2 million, or $0.95 per Boe, of exploration expense for the six months ended June 30, 2017 and 2016, respectively.  The majority of exploration expense is non-cash and relates to lease expirations. The increase in exploration expense was primarily due to an increase in lease expirations in the six months ended June 30, 2017.

General and administrative. Our G&A increased $0.6 million, or 5%, to $12.5 million, or $5.92 per Boe, for the six months ended June 30, 2017, compared to $11.9 million, or $5.14 per Boe, for the six months ended June 30, 2016. The increases in G&A and G&A per Boe were primarily due to an increase in salaries and benefits and professional fees, partially offset by a decrease in share-based compensation and lower production volumes compared to the prior year period. For the six months ended June 30, 2017, G&A included $0.3 million in expense related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended
	June 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$6.8	$3.21	$5.7	$2.47	$1.1	$0.74	30.0%
Share-based compensation	2.2	$1.04	2.9	$1.26	(0.7)	(0.22)	(17.5)
Professional fees	1.2	$0.58	1.0	$0.42	0.2	0.16	38.1
Other	2.3	$1.09	2.3	$0.99	-	0.10	10.1
Total	$12.5	$5.92	$11.9	$5.14	$0.6	$0.78	15.2%

Depletion, depreciation and amortization.  Our DD&A decreased $2.7 million, or 7%, to $37.5 million for the six months ended June 30, 2017, compared to $40.2 million for the six months ended June 30, 2016.  Our DD&A per Boe increased by $0.42, or 2%, to $17.80 per Boe for the six months ended June 30, 2017, compared to $17.38 per Boe for the six months ended June 30, 2016.  The decrease in DD&A over the prior-year period was primarily due to lower production. The increase in DD&A per Boe over the prior-year period was primarily due to higher oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, decreased $2.7 million, or 21%, to $10.4 million for the six months ended June 30, 2017, compared to $13.1 million for the six months ended June 30, 2016.  This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($4.4 million), partially offset by an increase in the applicable margin rates under our revolving credit facility.

Gain on debt extinguishment. For the six months ended June 30, 2017, we recognized a gain of $5.1 million on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Write-off of debt issuance costs. We did not record a write-off of debt issuance costs for the six months ended June 30, 2017. We recorded a $0.6 million write-off of unamortized debt issuance costs for the six months ended June 30, 2016, related to the third amendment to our revolving credit facility that reduced our borrowing base from $450 million to $325 million.

Other income. For the six months ended June 30, 2017, we recorded other income of $3,000. For the six months ended June 30, 2016, we recorded other income of $1.5 million. This was primarily due to a contractual settlement of $1.4 million.

Income taxes. Our income tax provision increased $150.1 million to $134.2 million for the six months ended June 30, 2017, compared to an income tax benefit of $15.9 million for the six months ended June 30, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the use of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million. The increase in the income tax provision was primarily due to the recognition of the valuation allowance on our NOLs incurred prior to the ownership change.

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

We believe we currently have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and maintenance of our current development plan. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from our stockholders or the lenders under our revolving credit facility.

In the first quarter of 2017, we completed the Exchange Transactions, which reduced our Senior Notes by $145.1 million and will result in $44.3 million in future interest savings. The Exchange Transactions will benefit our future operating cash flow through the reduction of interest expense.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  At June 30, 2017, we had $287 million in outstanding borrowings under our revolving credit facility and liquidity of $37.9 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $51.4 million at December 31, 2016. The table below summarizes our liquidity position at June 30, 2017, and December 31, 2016 (dollars in thousands).

	Liquidity at June 30,	Liquidity at December 31,
	2017	2016
Borrowing base	$325,000	$325,000
Cash and cash equivalents	178	21
Long-term debt – Credit Facility	(287,000)	(273,000)
Undrawn letters of credit	(325)	(575)
Liquidity	$37,853	$51,446

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $20.6 million and $13.9 million at June 30, 2017, and December 31, 2016, respectively. The change in working capital was due to the timing of settlement of current assets and liabilities and an increase in current liabilities due to our capital expenditures for the six months ended June 30, 2017. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$16,220	$8,592
Cash used in investing activities	(28,525)	(9,363)
Cash provided by financing activities	12,462	1,064
Net increase in cash and cash equivalents	$157	$293

Operating Activities

Cash provided by operating activities increased by 89%, or $7.6 million, to $16.2 million during the six months ended June 30, 2017, compared to the prior-year period. The increase in our cash provided by operating activities was primarily due to an increase in oil, NGLs and gas sales from higher commodity prices and the decrease in interest expense, partially offset by a decrease in realized gains from our commodity derivative activity.

Investing Activities

Cash used in investing activities increased by $19.2 million for the six months ended June 30, 2017, to $28.5 million, compared to the prior-year period. Cash used in investing activities for the six months ended June 30, 2017, was primarily attributable to drilling and development ($35.9 million) and infrastructure projects and equipment ($2.8 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($9.3 million) and a sales tax refund ($0.9 million).  During the six months ended June 30, 2017, we drilled eleven horizontal wells and completed seven horizontal wells. At June 30, 2017, we had ten horizontal Wolfcamp wells waiting on completion, and one well being drilled.

Financing Activities

Cash provided by financing activities was $12.5 million for the six months ended June 30, 2017, compared to $1.1 million of cash used in financing activities in the prior-year period. We had $287 million in outstanding borrowings under our revolving credit facility at June 30, 2017, compared to $275 million in outstanding borrowings as of June 30, 2016. During the six months ended June 30, 2017, net cash provided by financing activities included net borrowings under our revolving credit facility of $14 million and changes in working capital associated with financing activities of $1.3 million, which were partially offset by $2.8 million in equity issuance costs associated with the Exchange Transactions.

Revolving Credit Facility

At June 30, 2017, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $287 million and $273 million under our revolving credit facility at June 30, 2017, and December 31, 2016, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended June 30, 2017, was 4.3%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 3, 2017, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At June 30, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Senior Notes

At June 30, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million, and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes. See Note 4 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At June 30, 2017, outstanding borrowings under our revolving credit facility were $287 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at June 30, 2017.  In January 2017, we amended our office space lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2017, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We believe the long-term outlook for our business is favorable despite the continued uncertainty of oil, NGLs and gas prices. Our resource base, current liquidity, risk management, including commodity derivative strategy, and disciplined investment of capital provide us with an opportunity to exploit and develop our asset base and maximize efficiency in our key operating area.

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

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile.  Even modest changes in commodity prices can materially affect our revenues and cash flow.  In addition, if commodity prices decline from current levels for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

In the three months ended June 30, 2017, the NYMEX WTI prompt month price ranged from a low of $42.53 per barrel to a high of $53.40 per barrel. In the three months ended June 30, 2016, the NYMEX WTI prompt month price ranged from a low of $35.70 per barrel to a high of $51.23 per barrel.

In the three months ended June 30, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.89 per MMBtu to a high of $3.42 per MMBtu. In the three months ended June 30, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $1.90 per MMBtu to a high of $2.92 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at June 30, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Natural Gas
July 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
July 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
July 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
July 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
NGLs (IC4 - Isobutane)
July 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
NGLs (NC4 - Butane)
July 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl

After June 30, 2017, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
August 2017 – December 2017	Swap	1,000 Bbls/day	$50.20/Bbl
January 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl

At June 30, 2017, the fair value of our open derivative contracts was a net asset of $0.8 million, compared to a liability of $4.9 million at December 31, 2016.

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

For the six months ended June 30, 2017 and 2016, we recorded an unrealized gain on commodity derivatives of $5.6 million and an unrealized loss on commodity derivatives of $9 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $3.2 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2017, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended June 30, 2017.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2017. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2017.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017	—	$—	—	—
May 1, 2017 – May 31, 2017	1,012	2.71	—	—
June 1, 2017 – June 30, 2017	7,903	2.56	—	—
Total	8,915	$2.57	—	—

Item 6. Exhibits.

See “Index to Exhibits” following the signature page of this report for a description of the exhibits included as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: August 3, 2017	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Sergei Krylov
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

10.1†

Sixth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective June 7, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2017, and incorporated herein by reference).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Approach Resources Inc.

Index to Exhibits — (Continued)

*	Filed herewith.
†	Denotes management contract or compensatory plan arrangement.