Form 10-Q
period 2017-09-30
Approach Resources Inc
filed 2017-11-02
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of October 31, 2017, was 86,514,755.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$21
Accounts receivable:
Joint interest owners	93	92
Oil, NGLs and gas sales	8,566	9,547
Unrealized gain on commodity derivatives	221	—
Prepaid expenses and other current assets	3,102	2,834
Total current assets	12,003	12,494

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,912,259	1,869,774
Furniture, fixtures and equipment	5,658	5,644
Total oil and gas properties and equipment	1,917,917	1,875,418
Less accumulated depletion, depreciation and amortization	(837,306)	(783,357)
Net oil and gas properties and equipment	1,080,611	1,092,061
Unrealized gain on commodity derivatives	64	—
Other assets	2,296	—
Total assets	$1,094,974	$1,104,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,391	$9,482
Oil, NGLs and gas sales payable	4,712	4,190
Unrealized loss on commodity derivatives	2,529	4,880
Accrued liabilities	11,516	7,817
Total current liabilities	29,148	26,369

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	291,101	271,696
Senior notes, net	84,109	226,653
Deferred income taxes	135,614	5,615
Asset retirement obligations	10,892	10,607
Unrealized loss on commodity derivatives	40	—
Other non-current liabilities	936	663
Total liabilities	551,840	541,603

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 and 90,000,000 shares authorized, 86,501,500 and 41,764,770 issued and outstanding, respectively	851	418
Additional paid-in capital	724,020	586,095
Accumulated deficit	(181,737)	(23,561)
Total stockholders’ equity	543,134	562,952
Total liabilities and stockholders’ equity	$1,094,974	$1,104,555

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Oil, NGLs and gas sales	$25,608	$23,749	$76,932	$63,797

EXPENSES:
Lease operating	4,418	3,894	12,826	15,484
Production and ad valorem taxes	1,816	2,013	6,425	5,532
Exploration	100	1,047	3,251	3,238
General and administrative (1)	6,366	5,825	18,842	17,708
Depletion, depreciation and amortization	16,843	19,422	54,348	59,642
Total expenses	29,543	32,201	95,692	101,604

OPERATING LOSS	(3,935)	(8,452)	(18,760)	(37,807)

OTHER:
Interest expense, net	(5,304)	(7,067)	(15,683)	(20,173)
Gain on debt extinguishment	—	—	5,053	—
Write-off of debt issuance costs	—	—	—	(563)
Realized (loss) gain on commodity derivatives	(523)	781	(1,481)	5,690
Unrealized (loss) gain on commodity derivatives	(3,037)	760	2,596	(8,273)
Other income (loss)	29	(10)	32	1,511

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(12,770)	(13,988)	(28,243)	(59,615)
INCOME TAX (BENEFIT) PROVISION	(4,258)	(4,915)	129,933	(20,847)

NET LOSS	$(8,512)	$(9,073)	$(158,176)	$(38,768)

LOSS PER SHARE:
Basic	$(0.10)	$(0.22)	$(1.95)	$(0.94)
Diluted	$(0.10)	$(0.22)	$(1.95)	$(0.94)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	86,501,242	41,610,083	81,142,672	41,415,260
Diluted	86,501,242	41,610,083	81,142,672	41,415,260
(1) Includes non-cash share-based compensation expense as follows:	1,330	1,357	3,518	4,281

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(158,176)	$(38,768)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	54,348	59,642
Amortization of debt issuance costs	640	1,058
Gain on debt extinguishment	(5,053)	—
Write-off of debt issuance costs	—	563
Unrealized (gain) loss on commodity derivatives	(2,596)	8,273
Exploration expense	3,154	3,109
Share-based compensation expense	3,518	4,281
Deferred income tax provision (benefit)	129,933	(20,847)
Other non-cash items	(32)	(91)
Changes in operating assets and liabilities:
Accounts receivable	980	3,713
Prepaid expenses and other current assets	(240)	137
Accounts payable	(1,076)	(1,070)
Oil, NGLs and gas sales payable	522	(74)
Accrued liabilities	3,620	(32)
Cash provided by operating activities	29,542	19,894

INVESTING ACTIVITIES:
Additions to oil and gas properties	(45,712)	(17,299)
Additions to furniture, fixtures and equipment, net	(14)	(15)
Change in working capital related to investing activities	(968)	(1,527)
Cash used in investing activities	(46,694)	(18,841)

FINANCING ACTIVITIES:
Borrowings under credit facility	76,750	40,600
Repayment of amounts outstanding under credit facility	(57,750)	(38,600)
Equity issuance costs	(2,767)	—
Debt issuance costs	—	(197)
Tax withholdings related to restricted stock	(118)	(17)
Change in working capital related to financing activities	1,037	(731)
Cash provided by financing activities	17,152	1,055

CHANGE IN CASH AND CASH EQUIVALENTS	—	2,108
CASH AND CASH EQUIVALENTS, beginning of period	21	600

CASH AND CASH EQUIVALENTS, end of period	$21	$2,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,024	$15,235

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$31	$35

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In August 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We are currently performing a detailed analysis of our individual purchaser contracts to evaluate the impact of this accounting standards update on our consolidated financial statements. We will adopt this standard in the first quarter of 2018, and we expect to utilize the full retrospective method of adoption. Our evaluation of this accounting standards update will continue throughout 2017, and we currently anticipate that adoption of this standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. We are evaluating the impact of this new guidance on our consolidated financial statements.

In January 2017, the FASB issued an accounting standards update for “Clarifying the Definition of a Business,” which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. This standard is effective

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

for interim and annual reporting periods beginning after December 15, 2017. We are evaluating the impact of this new guidance on our consolidated financial statements.

Prepaid Expenses and Other Assets

In April 2017, we entered into an agreement that secured pricing and availability of a dedicated frac services crew for up to two years. Under this agreement, we made a prepayment of $5 million, which will be utilized as we complete wells. We have utilized $0.7 million of this prepayment related to frac services provided during the current year. As of September 30, 2017, we maintain unused prepaid balances of $2 million in prepaid expenses and other current assets and $2.3 million in other assets on our consolidated balance sheets related to this agreement based on the anticipated timing of the utilization of the prepayment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (numerator):
Net loss – basic	$(8,512)	$(9,073)	$(158,176)	$(38,768)

Weighted average shares (denominator):
Weighted average shares – basic	86,501,242	41,610,083	81,142,672	41,415,260
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	86,501,242	41,610,083	81,142,672	41,415,260

Net loss per share:
Basic	$(0.10)	$(0.22)	$(1.95)	$(0.94)
Diluted	$(0.10)	$(0.22)	$(1.95)	$(0.94)

(1)	Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and nine months ended September 30, 2017 and 2016.

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

September 30, 2017

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

4. Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2017, and December 31, 2016 (in thousands).

	September 30,	December 31,
	2017	2016
Senior secured credit facility:
Outstanding borrowings	$292,000	$273,000
Debt issuance costs	(899)	(1,304)
Senior secured credit facility, net	291,101	271,696
Senior notes:
Principal	85,240	230,320
Debt issuance costs	(1,131)	(3,667)
Senior notes, net	84,109	226,653
Total long-term debt	$375,210	$498,349

Senior Secured Credit Facility

At September 30, 2017, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2019.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination process is underway, but not yet final.

At September 30, 2017, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 1.50% to 2.50%, or the sum of the LIBOR rate plus an applicable margin ranging from 2.50% to 3.50%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $292 million under the Credit Facility at September 30, 2017, compared to $273 million of outstanding borrowings at December 31, 2016. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended September 30, 2017, was 4.7%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million and $0.6 million at September 30, 2017, and December 31, 2016, respectively, which reduce amounts available for borrowing under the Credit Facility.

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

Covenants

The Credit Facility contains two principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

quarter of not less than 1.25 to 1.0 (or 1.0 to 1.0 following the issuance of second lien indebtedness) through December 31, 2017, a ratio of not less than 1.5 to 1.0 through December 31, 2018, and a ratio of not less than 2.0 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax (benefit) provision, (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At September 30, 2017, our consolidated interest coverage ratio was 2.6 to 1.0; and

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current unrealized gain on commodity derivatives, to (ii) current liabilities less the current unrealized loss on commodity derivatives. As of September 30, 2017, our consolidated modified current ratio was 1.7 to 1.0.

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

Senior Notes

At September 30, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

Wilks, a significant shareholder and related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $17 million of our outstanding Senior Notes as of September 30, 2017. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

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

September 30, 2017

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

Subsidiary Guarantors

The Senior Notes are guaranteed on a senior unsecured basis by each of our consolidated subsidiaries.  The Company is a holding company with no independent assets or operations. The subsidiary guarantees are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. There are no significant restrictions on the Company’s ability, or the ability of any subsidiary guarantor, to obtain funds from its subsidiaries through dividends, loans, advances or otherwise.

At September 30, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments.

5.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At September 30, 2017, outstanding borrowings under the Credit Facility were $292 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at September 30, 2017.  In January 2017, we amended our office space lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

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

September 30, 2017

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

6.  Income Taxes

For the three months ended September 30, 2017 and 2016, our income tax benefit was $4.3 million and $4.9 million, respectively. Total income tax expense for the three months ended September 30, 2017 and 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to state taxes.

For the nine months ended September 30, 2017, our income tax expense was $129.9 million, compared to an income tax benefit of $20.8 million for the nine months ended September 30, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change NOLs. Accordingly, we recognized a valuation allowance on our deferred tax assets of $139.1 million. Total income tax expense for the nine months ended September 30, 2017, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due to the valuation allowance of $139.1 million, a tax shortfall related to share-based compensation of $0.3 million and state taxes.  Total income tax expense for the nine months ended September 30, 2016, differed from the amount computed by applying the U.S. federal statutory tax rate to pre-tax income due primarily to a tax shortfall related to share-based compensation of $0.3 million and state taxes.

7.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at September 30, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2017 – December 2017	Swap	1,000 Bbls/day	$50.20/Bbl
October 2017 – December 2017	Swap	1,500 Bbls/day	$50.25/Bbl
January 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl

Natural Gas
October 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
October 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
October 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
October 2017 – March 2018	Swap	450 Bbls/day	$30.24/Bbl
NGLs (IC4 - Isobutane)
October 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
October 2017 – March 2018	Swap	50 Bbls/day	$36.12/Bbl
NGLs (NC4 - Butane)
October 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl
October 2017 – March 2018	Swap	150 Bbls/day	$35.70/Bbl

After September 30, 2017, we entered into the following commodity derivative positions:

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 – March 2018	Collar	1,000 Bbls/day	$50.00/Bbl - $55.05/Bbl
NGLs (C5 - Pentane)
November 2017 – December 2017	Swap	250 Bbls/day	$50.61/Bbl

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2017, and December 31, 2016 (in thousands).

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30,	December 31,		September 30,	December 31,
		2017	2016		2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized gain on commodity derivatives	$285	$—	Unrealized loss on commodity derivatives	$(2,569)	$(4,880)

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

	Income Statement Location	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	$(3,037)	$760	$2,596	$(8,273)
	Realized (loss) gain on commodity derivatives	(523)	781	(1,481)	5,690
		$(3,560)	$1,541	$1,115	$(2,583)

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

September 30, 2017

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At September 30, 2017, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At September 30, 2017, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At September 30, 2017, we had no Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2017
	Carrying Amount	Fair Value
Senior Notes	$84,109	$72,667

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

8.  Share-Based Compensation

We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in general and administrative expenses on our consolidated statements of operations. For the three and nine months ended September 30, 2017, we granted restricted shares, net of cancellations, of 21,334 and 1,597,774, respectively.

Cash-settled performance awards

In 2016, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions to our executive officers. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and nine months ended September 30, 2017, we recognized an expense of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2016, we recognized an expense of $0.5 million and $0.8 million, respectively. At September 30, 2017, we recorded a current liability of $0.8 million and a non-current liability of $0.9 million related to the cash-settled performance awards on our consolidated balance sheets.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

9. Subsequent Events

On November 1, 2017, we entered into a definitive agreement to acquire producing properties directly adjacent to our acreage in the Permian Basin, for 7,573,215 newly issued shares of our common stock, par value $0.01 per share, valued at $18.1 million based on the 20-day volume weighted average price of our common stock, subject to customary purchase price adjustments. The transaction is subject to customary closing conditions, and is expected to close in the fourth quarter of 2017, with an effective date of September 1, 2017. The purchase price will be determined in accordance with U.S. GAAP as of the closing date of the acquisition. The assets acquired include producing oil and gas wells, currently producing approximately 0.6 MBoe per day along with existing field infrastructure and facilities.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 111,000 net acres as of September 30, 2017.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2016, our estimated proved reserves were 156.4 million barrels of oil equivalent (“MMBoe”), made up of 32% oil, 30% NGLs and 38% gas. The proved developed reserves were 38% of our total proved reserves at December 31, 2016.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At September 30, 2017, we owned working interests in 804 producing oil and gas wells.

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

Third Quarter and Current 2017 Activity

During the three months ended September 30, 2017, we produced 1,061 MBoe, or 11.5 MBoe/d.  During the quarter, we drilled one horizontal well and completed two horizontal wells. At September 30, 2017, we had nine horizontal Wolfcamp wells waiting on completion.

On November 1, 2017, we entered into a definitive agreement to acquire producing properties and approximately 38,000 net acres directly adjacent to our acreage in the Permian Basin, for 7,573,215 newly issued shares of our common stock, par value $0.01 per share, valued at $18.1 million based on the 20-day volume weighted average price of our common stock, subject to customary purchase price adjustments. The transaction is subject to customary closing conditions, and is expected to close in the fourth quarter of

2017, with an effective date of September 1, 2017. The assets acquired include producing oil and gas wells, currently producing approximately 0.6 MBoe per day and approximately 3,200 net acres held by production along with existing field infrastructure and facilities.  Additionally, the assets include over 35,000 net undeveloped acres that are subject to a continuous drilling obligation which, if not met, could cause the undeveloped acreage to expire in December 2017.

2017 Capital Expenditures

For the three months ended September 30, 2017, our capital expenditures totaled $7.9 million, consisting of $7.1 million for drilling and completion activities, $0.6 million for infrastructure projects and equipment and $0.2 million for acreage extensions. For the nine months ended September 30, 2017, our capital expenditures totaled $45.7 million, consisting of $43 million for drilling and completion activities, $3.4 million for infrastructure projects and equipment and $0.2 million for acreage extensions, partially offset by a sales tax refund of $0.9 million.

We increased our expected capital budget in 2017 compared to our 2016 capital budget in response to interest savings from the Exchange Transactions and increased commodity prices in 2017. We continue to monitor commodity prices, which may affect our capital budget and production for the remainder of 2017. We currently have no rigs operating in Project Pangea. Although commodity prices have increased from 2016 levels, the commodity markets have not realized a sustained price recovery.  Accordingly, we have elected to defer some well completions to the first quarter of 2018 in order to better align our capital spending with operating cash flow. We currently expect 2017 capital expenditures to be in the range of $47 million to $49 million.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2017 and 2016.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues (in thousands):
Oil	$12,464	$12,061	$38,666	$34,304
NGLs	7,093	5,242	19,172	13,963
Gas	6,051	6,446	19,094	15,530
Total oil, NGLs and gas sales	25,608	23,749	76,932	63,797

Realized (loss) gain on commodity derivatives	(523)	781	(1,481)	5,690
Total oil, NGLs and gas sales including derivative impact	$25,085	$24,530	$75,451	$69,487

Production:
Oil (MBbls)	278	298	837	970
NGLs (MBbls)	374	394	1,109	1,149
Gas (MMcf)	2,455	2,556	7,331	7,873
Total (MBoe)	1,061	1,117	3,168	3,431
Total (MBoe/d)	11.5	12.1	11.6	12.5

Average prices:
Oil (per Bbl)	$44.91	$40.53	$46.19	$35.36
NGLs (per Bbl)	18.96	13.32	17.28	12.16
Gas (per Mcf)	2.46	2.52	2.60	1.97
Total (per Boe)	24.14	21.26	24.28	18.59

Realized (loss) gain on commodity derivatives (per Boe)	(0.49)	0.70	(0.47)	1.66
Total including derivative impact (per Boe)	$23.65	$21.96	$23.81	$20.25

Costs and expenses (per Boe):
Lease operating	$4.16	$3.49	$4.05	$4.51
Production and ad valorem taxes	1.71	1.80	2.03	1.61
Exploration	0.09	0.94	1.03	0.94
General and administrative	6.00	5.21	5.95	5.16
Depletion, depreciation and amortization	15.88	17.38	17.15	17.38

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $1.9 million, or 8%, for the three months ended September 30, 2017, to $25.6 million, compared to $23.7 million for the three months ended September 30, 2016.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($3.1 million), partially offset by a decrease in production volumes ($1.2 million).  Production volumes for the three months ended September 30, 2017, were adversely impacted by Hurricane Harvey, as the main purchaser of our NGLs and natural gas had to temporarily shut in or curtail receipt of NGLs and natural gas at multiple processing plants in the Permian Basin.

Net loss.  Net loss for the three months ended September 30, 2017, was $8.5 million, or $0.10 per diluted share, compared to $9.1 million, or $0.22 per diluted share, for the three months ended September 30, 2016.  Net loss for the three months ended September 30, 2017, included an unrealized loss on commodity derivatives of $3 million. The decrease in the net loss for the three months ended September 30, 2017, was primarily due to an increase in revenues ($1.9 million), a decrease in operating expenses ($2.7 million) and a decrease in interest expense ($1.8 million) due to the Exchange Transactions, partially offset by an increase in the realized loss on commodity derivatives ($1.3 million) and an increase in the unrealized loss on commodity derivatives ($3.8 million).

Oil, NGLs and gas production.  Production for the three months ended September 30, 2017, totaled 1,061 MBoe (11.5 MBoe/d), compared to production of 1,117 MBoe (12.1 MBoe/d) in the prior-year period, a 5% decrease.  Production for the three months ended September 30, 2017, was 26% oil, 35% NGLs and 39% gas, compared to 27% oil, 35% NGLs and 38% gas in the 2016 period.  Production volumes decreased during the three months ended September 30, 2017, as a result of Hurricane Harvey and reduced drilling and completion activity in 2016.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $0.5 million and a realized gain of $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Our average realized price, including the effect of commodity derivatives, was $23.65 per Boe for the three months ended September 30, 2017, compared to $21.96 per Boe for the three months ended September 30, 2016.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized loss on commodity derivatives was $3 million for the three months ended September 30, 2017, compared to an unrealized gain of $0.8 million for the three months ended September 30, 2016.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

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

Lease operating. Our lease operating expenses (“LOE”) increased $0.5 million, or 13%, for the three months ended September 30, 2017, to $4.4 million, or $4.16 per Boe, compared to $3.9 million, or $3.49 per Boe, for the three months ended September 30, 2016.  The increases in LOE and LOE per Boe for the three months ended September 30, 2017, were primarily due to an increase in compressor rental and repair, water handling, and a decrease in production volumes. The following table summarizes LOE in millions and LOE per Boe.

	Three Months Ended September 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.8	$1.70	$1.5	$1.36	$0.3	$0.34	25.0%
Water handling and other	1.0	0.92	0.8	0.68	0.2	0.24	35.3
Well repairs, workovers and maintenance	0.9	0.81	0.9	0.80	—	0.01	1.3
Pumpers and supervision	0.7	0.73	0.7	0.65	—	0.08	12.3
Total	$4.4	$4.16	$3.9	$3.49	$0.5	$0.67	19.2%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $0.2 million, or 10%, for the three months ended September 30, 2017, to $1.8 million compared to $2 million for the three months ended September 30, 2016.  Production and ad valorem taxes were $1.71 per Boe and $1.80 per Boe and approximately 7.1% and 8.5% of oil, NGLs and gas sales for the three months ended September 30, 2017 and 2016, respectively. The decrease in production and ad valorem taxes was primarily due to a refund from the state of Texas for production taxes of $0.5 million relating to tax reimbursements.

Exploration. We recorded $0.1 million, or $0.09 per Boe, and $1 million, or $0.94 per Boe, of exploration expense for the three months ended September 30, 2017 and 2016, respectively.  The majority of exploration expense is non-cash and relates to lease expirations. The decrease in exploration expense was primarily due to a decrease in lease expirations in the third quarter of 2017.

General and administrative. Our general and administrative expenses (“G&A”) increased $0.6 million, or 9%, to $6.4 million, or $6.00 per Boe, for the three months ended September 30, 2017, compared to $5.8 million, or $5.21 per Boe, for the three months ended September 30, 2016. The increases in G&A and G&A per Boe were primarily due to an increase in salaries and benefits and professional fees, and lower production volumes, partially offset by a decrease in share-based compensation. For the three months ended September 30, 2017, G&A included $0.2 million in expense related to cash-settled performance awards, compared to $0.5 million for the three months ended September 30, 2016. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended
	September 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.3	$3.08	$3.1	$2.75	$0.2	$0.33	12.0%
Share-based compensation	1.3	$1.25	1.4	$1.21	(0.1)	0.04	3.3
Professional fees	0.6	$0.58	0.3	$0.28	0.3	0.30	107.1
Other	1.2	$1.09	1.0	$0.97	0.2	0.12	12.4
Total	$6.4	$6.00	$5.8	$5.21	$0.6	$0.79	15.2%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.6 million, or 13%, to $16.8 million for the three months ended September 30, 2017, compared to $19.4 million for the three months ended September 30, 2016.  Our DD&A per Boe decreased by $1.50, or 9%, to $15.88 per Boe for the three months ended September 30, 2017, compared to $17.38 per Boe for the three months ended September 30, 2016.  The decrease in DD&A over the prior-year period was primarily due to lower production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, decreased $1.8 million, or 25%, to $5.3 million for the three months ended September 30, 2017, compared to $7.1 million for the three months ended September 30, 2016.  This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($2.7 million), partially offset by an increase in outstanding borrowings and floating interest rates under our revolving credit facility.

Income taxes. Our income tax benefit decreased $0.6 million to $4.3 million for the three months ended September 30, 2017, from $4.9 million for the three months ended September 30, 2016. The decrease in the income tax benefit was primarily due to the decrease in net loss before income taxes in the 2017 period. Our effective income tax rate for the three months ended September 30, 2017, was 33.5%, compared to 35.1% for the three months ended September 30, 2016. The effective tax rate decreased for the three months ended September 30, 2017, compared to the prior-year period due to the impact of state taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $13.1 million, or 21%, for the nine months ended September 30, 2017, to $76.9 million, compared to $63.8 million for the nine months ended September 30, 2016.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($18 million) partially offset by a decrease in production volumes ($4.9 million).  Production volumes decreased as a result of Hurricane Harvey and reduced drilling and completion activity.

Net loss.  Net loss for the nine months ended September 30, 2017, was $158.2 million, or $1.95 per diluted share, compared to $38.8 million, or $0.94 per diluted share, for the nine months ended September 30, 2016.  Net loss for the nine months ended September 30, 2017, included a tax provision of $129.9 million, a gain on debt extinguishment of $5.1 million due to the Exchange Transactions, an unrealized gain on commodity derivatives of $2.6 million and a realized loss on commodity derivatives of $1.5 million. The increase in the net loss for the nine months ended September 30, 2017, was primarily due to the increase in our income tax provision of $150.7 million resulting from our cumulative change in ownership following the Exchange Transactions, partially offset by an increase in revenues ($13.1 million), a decrease in operating expenses ($5.9 million), a decrease in interest expense ($4.5 million) and the gain on debt extinguishment ($5.1 million).

Oil, NGLs and gas production.  Production for the nine months ended September 30, 2017, totaled 3,168 MBoe (11.6 MBoe/d), compared to production of 3,431 MBoe (12.5 MBoe/d) in the prior-year period, an 8% decrease.  Production for the nine months ended September 30, 2017, was 26% oil, 35% NGLs and 39% gas, compared to 28% oil, 34% NGLs and 38% gas in the nine months ended September 30, 2016.  Production volumes decreased during the nine months ended September 30, 2017, as a result of Hurricane Harvey and reduced drilling and completion activity.

Commodity derivative activities. Our commodity derivative activity resulted in a realized loss of $1.5 million and a realized gain of $5.7 million for the nine months ended September 30, 2017 and 2016, respectively.  Our average realized price, including the effect of commodity derivatives, was $23.81 per Boe for the nine months ended September 30, 2017, compared to $20.25 per Boe for the nine months ended September 30, 2016.  Realized gains and losses on commodity derivatives are derived from the relative movement of commodity prices in relation to the fixed notional pricing of our derivatives contracts for the respective periods.  The unrealized gain on commodity derivatives was $2.6 million for the nine months ended September 30, 2017, compared to an unrealized loss of $8.3 million for the nine months ended September 30, 2016.  As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively.

Lease operating. Our LOE decreased $2.7 million, or 17%, for the nine months ended September 30, 2017, to $12.8 million, or $4.05 per Boe, compared to $15.5 million, or $4.51 per Boe, for the nine months ended September 30, 2016.  The decrease in LOE per Boe for the nine months ended September 30, 2017, was primarily due to increased efficiency in our water handling operations, a decrease in well repairs, workovers and maintenance and a decrease in compressor rental and repair, partially offset by a decrease in production volumes and an increase in pumpers and supervision costs. The following table summarizes LOE in millions and LOE per Boe.

	Nine Months Ended September 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$5.3	$1.66	$5.6	$1.64	$(0.3)	$0.02	1.2%
Well repairs, workovers and maintenance	2.7	0.85	3.7	1.06	(1.0)	(0.21)	(19.8)
Water handling and other	2.6	0.83	4.1	1.19	(1.5)	(0.36)	(30.3)
Pumpers and supervision	2.2	0.71	2.1	0.62	0.1	0.09	14.5
Total	$12.8	$4.05	$15.5	$4.51	$(2.7)	$(0.46)	(10.2)%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.9 million, or 16%, for the nine months ended September 30, 2017, to $6.4 million, compared to $5.5 million for the nine months ended September 30, 2016.  Production and ad valorem taxes were $2.03 per Boe and $1.61 per Boe and approximately 8.4% and 8.7% of oil, NGLs and gas sales for the nine months ended September 30, 2017 and 2016, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded $3.3 million, or $1.03 per Boe, and $3.2 million, or $0.94 per Boe, of exploration expense for the nine months ended September 30, 2017 and 2016, respectively.  The majority of exploration expense is non-cash and relates to lease expirations. The increase in exploration expense was primarily due to an increase in lease expirations in the nine months ended September 30, 2017.

General and administrative. Our G&A increased $1.1 million, or 6%, to $18.8 million, or $5.95 per Boe, for the nine months ended September 30, 2017, compared to $17.7 million, or $5.16 per Boe, for the nine months ended September 30, 2016. The increases in G&A and G&A per Boe were primarily due to an increase in salaries and benefits, professional fees and lower production volumes, partially offset by a decrease in share-based compensation. For the nine months ended September 30, 2017, G&A included $0.5 million in expense related to cash-settled performance awards, compared to $0.8 million for the nine months ended September 30, 2016. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended
	September 30,
	2017		2016		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$10.0	$3.17	$8.8	$2.56	$1.2	$0.61	23.8%
Share-based compensation	3.5	$1.11	4.3	$1.25	(0.8)	(0.14)	(11.2)
Professional fees	1.8	$0.58	1.3	$0.38	0.5	0.20	52.6
Other	3.5	$1.09	3.3	$0.97	0.2	0.12	12.4
Total	$18.8	$5.95	$17.7	$5.16	$1.1	$0.79	15.3%

Depletion, depreciation and amortization.  Our DD&A decreased $5.3 million, or 9%, to $54.3 million for the nine months ended September 30, 2017, compared to $59.6 million for the nine months ended September 30, 2016.  Our DD&A per Boe decreased by $0.23, or 1%, to $17.15 per Boe for the nine months ended September 30, 2017, compared to $17.38 per Boe for the nine months ended September 30, 2016.  The decrease in DD&A over the prior-year period was primarily due to lower production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, decreased $4.5 million, or 22%, to $15.7 million for the nine months ended September 30, 2017, compared to $20.2 million for the nine months ended September 30, 2016.  This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($7.1 million), partially offset by an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility.

Gain on debt extinguishment. For the nine months ended September 30, 2017, we recognized a gain of $5.1 million on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Write-off of debt issuance costs. We did not record a write-off of debt issuance costs for the nine months ended September 30, 2017. We recorded a $0.6 million write-off of unamortized debt issuance costs for the nine months ended September 30, 2016, related to the third amendment to our revolving credit facility that reduced our borrowing base from $450 million to $325 million.

Other income. For the nine months ended September 30, 2017, we recorded other income of $32,000. For the nine months ended September 30, 2016, we recorded other income of $1.5 million. This was primarily due to a contractual settlement of $1.4 million.

Income taxes. Our income tax provision increased $150.7 million to $129.9 million for the nine months ended September 30, 2017, compared to an income tax benefit of $20.8 million for the nine months ended September 30, 2016. The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change net operating losses (“NOLs”).

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

In the first quarter of 2017, we completed the Exchange Transactions, which reduced our Senior Notes by $145.1 million and resulted in $44.3 million in interest savings over the remaining term of the Senior Notes. The Exchange Transactions will benefit our future operating cash flow through the reduction of interest expense.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents. Our liquidity is subject to our continued compliance with the covenants under our revolving credit facility. At September 30, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 4 to our consolidated financial statements for additional discussion of the covenants under our revolving credit facility. At September 30, 2017, we had $292 million in outstanding borrowings under our revolving credit facility and liquidity of $32.7 million, compared to $273 million in outstanding borrowings under our revolving credit facility and liquidity of $51.4 million at December 31, 2016. The table below summarizes our liquidity position at September 30, 2017, and December 31, 2016 (dollars in thousands).

	Liquidity at September 30,	Liquidity at December 31,
	2017	2016
Borrowing base	$325,000	$325,000
Cash and cash equivalents	21	21
Long-term debt – Credit Facility	(292,000)	(273,000)
Undrawn letters of credit	(325)	(575)
Liquidity	$32,696	$51,446

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $17.1 million and $13.9 million at September 30, 2017, and December 31, 2016, respectively. The primary reason for the change in working capital was an increase in accounts payable and accrued liabilities due to an increase in our capital expenditures for the nine months ended September 30, 2017. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$29,542	$19,894
Cash used in investing activities	(46,694)	(18,841)
Cash provided by financing activities	17,152	1,055
Net increase in cash and cash equivalents	$—	$2,108

Operating Activities

Cash provided by operating activities increased by 48%, or $9.6 million, to $29.5 million during the nine months ended September 30, 2017, compared to the prior-year period. The increase in our cash provided by operating activities was primarily due to an increase in oil, NGLs and gas sales from higher commodity prices and the decrease in interest expense, partially offset by a decrease in realized gains from our commodity derivative activity.

Investing Activities

Cash used in investing activities increased by $27.9 million for the nine months ended September 30, 2017, to $46.7 million, compared to the prior-year period. Cash used in investing activities for the nine months ended September 30, 2017, was primarily attributable to drilling and development ($43 million), infrastructure projects and equipment ($3.4 million), acreage extensions ($0.2 million) and changes in working capital associated with investing activities ($1 million), partially offset by a sales tax refund ($0.9 million).  During the nine months ended September 30, 2017, we drilled twelve horizontal wells and completed nine horizontal wells. At September 30, 2017, we had nine horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities was $17.2 million for the nine months ended September 30, 2017, compared to $1.1 million of cash used in financing activities in the prior-year period. We had $292 million in outstanding borrowings under our revolving credit facility at September 30, 2017, compared to $275 million in outstanding borrowings as of September 30, 2016. During the nine months ended September 30, 2017, net cash provided by financing activities included net borrowings under our revolving credit facility of $19 million and changes in working capital associated with financing activities of $1 million, which were partially offset by $2.8 million in equity issuance costs associated with the Exchange Transactions.

Revolving Credit Facility

At September 30, 2017, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2019.  We had outstanding borrowings of $292 million and $273 million under our revolving credit facility at September 30, 2017, and December 31, 2016, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2017, was 4.7%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination process is underway, but not yet final.

At September 30, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Senior Notes

At September 30, 2017, $85.2 million of Senior Notes were outstanding, compared to $230.3 million as of December 31, 2016. The Exchange Transactions reduced the outstanding principal balance of our Senior Notes by $145.1 million, and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes. See Note 4 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At September 30, 2017, outstanding borrowings under our revolving credit facility were $292 million, compared to $273 million at December 31, 2016. The Exchange Transactions reduced the outstanding principal of our Senior Notes from $230.3 million at December 31, 2016, to $85.2 million at September 30, 2017.  In January 2017, we amended our office space lease to reduce the aggregate leased space by approximately 5,500 square feet and extended the term to September 30, 2021. This amendment reduced our contractual obligations by approximately $0.4 million during the next three years, while increasing our total contractual obligations by $0.9 million over the extended term of the lease. Since December 31, 2016, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2017, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In the three months ended September 30, 2017, the NYMEX WTI prompt month price ranged from a low of $44.23 per barrel to a high of $52.22 per barrel. In the three months ended September 30, 2016, the NYMEX WTI prompt month price ranged from a low of $39.51 per barrel to a high of $48.99 per barrel.

In the three months ended September 30, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.77 per MMBtu to a high of $3.15 per MMBtu. In the three months ended September 30, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to a high of $3.06 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations.  We do not designate such instruments as cash flow hedges.  Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

The following table provides our outstanding commodity derivative positions at September 30, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2017 – December 2017	Swap	1,000 Bbls/day	$50.20/Bbl
October 2017 – December 2017	Swap	1,500 Bbls/day	$50.25/Bbl
January 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl

Natural Gas
October 2017 – December 2017	Collar	100,000 MMBtu/month	$3.00/MMBtu - $3.65/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$2.30/MMBtu - $2.60/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.44/MMBtu
October 2017 – December 2017	Collar	200,000 MMBtu/month	$3.00/MMBtu - $3.50/MMBtu
January 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
October 2017 – December 2017	Swap	1,050 Bbls/day	$11.34/Bbl
NGLs (C3 - Propane)
October 2017 – December 2017	Swap	750 Bbls/day	$27.916/Bbl
October 2017 – March 2018	Swap	450 Bbls/day	$30.24/Bbl
NGLs (IC4 - Isobutane)
October 2017 – December 2017	Swap	75 Bbls/day	$36.7325/Bbl
October 2017 – March 2018	Swap	50 Bbls/day	$36.12/Bbl
NGLs (NC4 - Butane)
October 2017 – December 2017	Swap	250 Bbls/day	$35.9205/Bbl
October 2017 – March 2018	Swap	150 Bbls/day	$35.70/Bbl

After September 30, 2017, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 – March 2018	Collar	1,000 Bbls/day	$50.00/Bbl - $55.05/Bbl
NGLs (C5 - Pentane)
November 2017 – December 2017	Swap	250 Bbls/day	$50.61/Bbl

At September 30, 2017, the fair value of our open derivative contracts was a net liability of $2.3 million, compared to a liability of $4.9 million at December 31, 2016.

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

For the nine months ended September 30, 2017 and 2016, we recorded an unrealized gain on commodity derivatives of $2.6 million and an unrealized loss on commodity derivatives of $8.3 million, respectively, from the change in fair value of our commodity derivatives positions.  A hypothetical 10% increase in commodity prices would have resulted in a $5.4 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at September 30, 2017, and a corresponding increase in the unrealized loss on commodity derivatives recorded on our consolidated statement of operations for the three months ended September 30, 2017.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2017. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended September 30, 2017.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	—	$—	—	—
August 1, 2017 – August 31, 2017	463	2.43	—	—
September 1, 2017 – September 30, 2017	—	—	—	—
Total	463	$2.43	—	—

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

Exhibit Number	Exhibit title

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

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

Approach Resources Inc.

Date: November 2, 2017	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)