Form 10-K
period 2017-12-31
Approach Resources Inc
filed 2018-03-09
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $135.2 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 2, 2018, was 94,333,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2018 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference in Part III, Items 10-14 of this report.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	our leverage negatively affecting the semi-annual redetermination of our revolving credit facility and our ability to comply with the covenants in our revolving credit facility;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;

•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed under Item 1A. “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

General

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 149,000 net acres as of December 31, 2017. We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “— Our Business Strategy” below. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2017, our estimated proved reserves were 181.5 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2017:

•	28% oil, 32% NGLs and 40% natural gas;
•	37% proved developed;
•	100% operated;
•	Reserve life of approximately 43 years based on 2017 production of 4.2 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $461 million; and
•	PV-10 (non-GAAP) of $521 million.

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

At December 31, 2017, we owned and operated 813 producing oil and gas wells in the Permian Basin. During 2017, we produced 4.2 MMBoe, or 11.6 MBoe/d. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas.

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

Our Business Strategy

Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return by pursuing the strategies discussed below. However, the rate of growth of our reserves and production, as well as achievable rates of return, depend on commodity prices. In response to depressed and volatile commodity prices we substantially reduced our drilling activity beginning in 2015 and throughout 2016, which led to a natural decline in production. Commodity prices remained volatile, but improved in 2017. We have positioned ourselves to increase our drilling activity at a measured and disciplined pace, and resume production growth in the event of a continued commodity price recovery, by focusing on the following strategies:

•

Develop our Wolfcamp shale oil resource play. We believe our current acreage position provides us the long-term ability to increase reserves and production at competitive costs and at attractive rates of return in an improving commodity price environment. During 2017, we drilled 13, and completed nine, horizontal Wolfcamp wells, and entered 2018 with an inventory of 10 drilled horizontal wells waiting on completion. With our 2018 drilling plan, we expect to continue to develop our core properties in Project Pangea. Focusing on the Wolfcamp shale oil play allows us to use our operating, technical and regional expertise important to interpreting geological and operating trends, enhancing production rates and maximizing well recovery. In addition, our inventory of drilled wells waiting on completion allows us to increase production with lower marginal capital expenditures.

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

•

Further strengthen our balance sheet and preserve financial flexibility. In November 2016, we entered into an exchange agreement (the “Exchange Agreement”) with the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”) under which we exchanged $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of our common stock (the “Initial Exchange”). In March 2017, we exchanged an additional $14,528,000 principal amount of outstanding Senior Notes for 4,009,728 shares of our common stock (the “Follow-On Exchange”). The Initial Exchange and the Follow-On Exchange (together, the “Exchange Transactions”) reduced interest payments by $44.3 million over the remaining term of the Senior Notes, which allowed us to increase our capital budget out of operating cash flow. Additionally, in December 2017, we extended the term on our revolving credit facility by one year to May 7, 2020, and reaffirmed our $325 million borrowing base.

•

Acquire strategic and complementary assets. In 2017, we acquired, through an issuance of our common stock, producing Wolfcamp shale assets adjacent to our Project Pangea acreage (the “Bolt-On Acquisition”). The Bolt-On Acquisition included estimated proved developed reserves of 1.6 MMboe, 3,300 net acres held by production and 36,000 net undeveloped acres subject to a continuous development obligation. We will continue to review opportunities to acquire producing properties, undeveloped acreage and drilling prospects. We focus particularly on opportunities where we believe our operational efficiency, reservoir management and geological expertise in unconventional oil and gas properties will enhance value and performance. We remain focused on unconventional resource opportunities, but we will also look at conventional opportunities based on individual project economics.

•

Operate our business at or near cash-flow breakeven. In 2018, we have set our expected capital expenditure budget to a range of $50 million to $70 million in response to improved operating cash flow due to higher commodity prices and reduced interest expense. We believe that over the long term we will be able to maintain and grow production substantially out of operating cash flow. We have the operational flexibility to adjust our capital spending upward in response to a continued commodity price recovery. Operating our business at or near operating cash flow allows us to preserve liquidity so that we will be able to accelerate execution of our long-term strategy should commodity prices further recover. Because we operate 100% of our reserve base, we also have the flexibility to adjust our capital budget downward in response to commodity price decreases.

•

Mitigate commodity price volatility. We enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility. For 2017, we hedged approximately 85%, 54% and 30% of our natural gas, NGLs and oil production, respectively. For 2018, we currently have 627,500 Bbls of oil hedged at a weighted average floor price of $56.37 per Bbl and a weighted average ceiling price of $57.81 per Bbl, 5,400,000 MMBtu of gas hedged at a weighted average price of $3.08 per MMBtu and 749,400 Bbls of NGLs hedged at weighted average prices of $11.42 per Bbl (C2-ethane), $32.53 per Bbl (C3-propane), $37.81 per Bbl (IC4-isobutane), $37.80 per Bbl (NC4-butane) and $56.36 per Bbl (C5 – Pentane).

Our Competitive Strengths

We have a number of competitive strengths, which we believe will help us to successfully execute our business strategies:

•

Lower-risk, liquids-rich asset base. We have assembled a strong asset base within the Midland Basin, where we have a long history of operating. We have drilled more than 800 wells in the area since 2004. Our acreage position of 149,000 net, primarily contiguous acres in the Midland Basin provides us with a multi-year inventory of repeatable, horizontal and vertical drilling locations that we believe create the opportunity for us to deliver long-term reserve, production and cash flow growth. Production for 2017 was 61% liquids (26% oil and 35% NGLs) and 39% natural gas.  With a liquids-rich but diverse production base, we are able to capture the upside of improvement in commodity prices in any one of our three production streams.

•

High degree of operational control.  We operate 100% of our estimated proved reserves, and we have approximately 98.5% working interest in Project Pangea. This allows us to more effectively manage and control the timing of capital spending on our development activities, as well as maximize benefits from operating cost efficiencies and field infrastructure systems.

•

Proactive financial management.  In 2017, we reduced the outstanding principal of our long-term debt by $127.1 million, extended the term on our revolving credit facility by one year to May 7, 2020, and completed the Bolt-On Acquisition. As of December 31, 2017, we had liquidity of approximately $33.7 million. In addition, we are committed to a disciplined capital program and improving our operating cash flow. We also enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility.

•

Experienced management team with track record of growth. Our management team has extensive industry experience, including significant technical and exploration expertise. Our management team has specific expertise in the Permian Basin and in successfully executing multi-year development drilling programs.

2017 Activity

Our 2017 activity focused on increasing our capital expenditures in a disciplined manner in connection with slowly recovering commodity prices, strengthening our balance sheet and increasing our operating cash flow. We drilled 13, and completed nine, horizontal wells in 2017 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2018, at a measured pace subject to commodity prices. Our 2017 activities included:

•

Managed production decline and positioned to resume production growth. In response to depressed and volatile commodity prices we substantially reduced our drilling activity beginning in 2015 and throughout 2016, which led to a natural decline in production. In the first quarter of 2017, our production averaged 11.4 MBoe/d. Throughout 2017, we increased the pace of our drilling activity, and our production averaged 11.7 MBoe/d for the remainder of the year. Production for 2017 totaled 4.2 MMBoe (11.6 MBoe/d), compared to 4.5 MMBoe (12.4 MBoe/d) in 2016. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas. At December 31, 2017, 10 horizontal wells were waiting on completion.

•

Increased operating cash flow. In 2017, improved commodity prices and the Exchange Transactions resulted in an increase in operating cash flow by $11.4 million or 44%, which was used to fund our expanded drilling program in 2017.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2017, we had drilled and completed a total of 18 wells targeting the Wolfcamp A bench, 110 wells targeting the Wolfcamp B bench and 50 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2017.

•

Installation of field infrastructure and water handling systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $120 million in building field infrastructure since 2012. We now have an extensive network of centralized production facilities, water transportation, handling and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs. We were able to reduce our lease operating expenses by 7% or $1.3 million, in 2017, partially due to this infrastructure investment.

Plans for 2018

For 2018, we increased our capital expenditure budget to a range of $50 million to $70 million, compared to $47.1 million of capital expenditures in 2017. We plan to operate one rig on an intermittent basis during the year in Project Pangea. Our 2018 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

Markets and Customers

The revenues generated by our operations are highly dependent upon the prices of oil, NGLs and natural gas. Oil, NGLs and natural gas are commodities, and therefore, we receive market-based pricing. The price we receive for our oil, NGLs and natural gas production depends on numerous factors beyond our control, including supply and demand for oil, NGLs and gas, seasonality, the condition of the domestic and global economies, particularly in the manufacturing sectors, political conditions in other oil and gas producing countries, the extent of domestic production and imports of oil, NGLs and gas, the proximity and capacity of gas pipelines and other transportation facilities, the marketing of competitive fuels and the effects of federal, state and local regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

For the year ended December 31, 2017, sales to American Midstream, LP (“AMID”) and DCP Midstream, LP (“DCP”) accounted for approximately 52% and 47%, respectively, of our total sales. As of December 31, 2017, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID. In addition, as of December 31, 2017, we had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

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

In 2017, we recognized a commodity derivative loss of $0.3 million, and the estimated fair value of our derivatives contracts at December 31, 2017, was a net liability of $0.8 million. For 2018, we currently have 627,500 Bbls of oil hedged at a weighted average floor price of $56.37 per Bbl and a weighted average ceiling price of $57.81 per Bbl, 5,400,000 MMBtu of gas hedged at a weighted average price of $3.08 per MMBtu and 749,400 Bbls of NGLs hedged at weighted average prices of $11.42 per Bbl (C2-ethane), $32.53 per Bbl (C3-propane), $37.81 per Bbl (IC4-isobutane), $37.80 per Bbl (NC4-butane) and $56.36 per Bbl (C5 – Pentane).

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

We believe we have followed, and intend to continue to follow, applicable industry standard practices and legal requirements for groundwater protection in our operations. These protective measures include setting surface casing at a depth sufficient to protect fresh water zones as determined by applicable state regulatory agencies and cementing the well to create a permanent isolating barrier between the casing pipe and surrounding geological formations. This aspect of well design is intended to prevent contact between the fracturing fluid and any aquifers during the hydraulic fracturing operations. For recompletions of existing wells, the production casing is pressure-tested before perforating the new completion interval.

Injection rates and pressures are monitored at the surface during our hydraulic fracturing operations. Pressure is monitored on both the injection string and the immediate annulus to the injection string. We believe we have adequate procedures in place to address abrupt changes to the injection pressure or annular pressure.

Texas regulations currently require disclosure of the components in the solutions used in hydraulic fracturing operations. More than 99% (by mass) of the ingredients we use in hydraulic fracturing are water and sand. The remainder of the ingredients are chemical additives that are managed and used in accordance with applicable requirements in Texas.

Hydraulic fracturing requires the use of a significant amount of water. Currently our primary sources of water in Project Pangea are the nonpotable Santa Rosa and potable Edwards-Trinity (Plateau) aquifers. We use water from on-lease water wells that we have drilled, and we purchase water from off-lease water wells. We have historically reused and recycled flowback and produced water and intend to do so in the future.  Any flowback water that is not recycled in a way that we believe minimizes the impact to nearby surface water is disposed into approved disposal facilities or injection wells.

For information regarding existing and proposed governmental regulations regarding hydraulic fracturing and related environmental matters, please read “Business — Regulation — Environmental Laws and Regulation.” For related risks to our stockholders, please read “Risk Factors — Federal and state legislation and regulatory initiatives and private litigation relating to hydraulic fracturing could stop or delay our development project and result in materially increased costs and additional operating restrictions;” “—  Our operations substantially depend on the availability of water. Restrictions on our ability to obtain, dispose of or recycle water may impact our ability to execute our drilling and development plans in a timely or cost-effective manner”; “— Climate change legislation or regulations regulating emissions of greenhouse gases (“GHGs”) and volatile organic compounds (“VOCs”) could result in increased operating costs and reduced demand for the oil and gas we produce”; and “—Environmental laws and regulations may expose us to significant costs and liabilities.”

Regulation

The oil and gas industry in the United States is subject to extensive regulation by federal, state and local authorities. At the federal level, various federal rules, regulations and procedures apply, including those issued by the U.S. Department of Interior, the U.S. Department of Transportation (the “DOT”) (Office of Pipeline Safety), the Occupational Safety and Health Administration (“OSHA”) and the U.S. Environmental Protection Agency (the “EPA”). At the state and local level, various agencies and commissions regulate drilling, production and midstream activities. These federal, state and local authorities have various permitting, licensing and bonding requirements. Various remedies are available for enforcement of these federal, state and local rules, regulations and procedures, including fines, penalties, revocation of permits and licenses, actions affecting the value of leases, wells or other assets, suspension of production, and, in certain cases, criminal prosecution. As a result, there can be no assurance that we will not incur liability for fines, penalties or other remedies that are available to these federal, state and local authorities. However, we believe that we are currently in substantial compliance with federal, state and local rules and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations.

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

Regulation of Production

Oil, NGLs and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations, as well as under requirements of local governmental authorities. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The state in which we operate, Texas, has regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, Texas imposes a severance tax on production and sales of oil, NGLs and gas within its jurisdiction. In addition to state and federal laws and regulations, local land use restrictions could restrict or prohibit the location and/or performance of well drilling. The failure to comply with these rules and regulations can result in substantial penalties, delays in operations, and increased costs of operations. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Laws and Regulations

In the United States, the exploration for and development of oil and gas and the drilling and operation of wells, fields and gathering systems are subject to extensive federal, state and local laws and regulations governing environmental protection and the release of materials into the environment. These laws and regulations may, among other things:

•	require the acquisition of various permits or authorizations before drilling and production begin;
•	require the installation of expensive pollution controls or emissions monitoring equipment;
•

restrict or require the reporting of the types, quantities and concentration of various substances that can be released into the environment or are managed in connection with oil and gas drilling, completion, production, storage, transportation and processing activities;

•	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within municipalities, wilderness, wetlands, endangered species habitat and other protected areas; and
•	require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells.

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunction, as well as administrative, civil and criminal penalties. The effects of existing and future laws and regulations could have a material adverse impact on our business, financial condition and results of operations. The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly permitting, reporting, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition or results of operations. Moreover, accidental releases or spills and ground water or surface water contamination may occur in the course of our operations, and we may incur significant costs and liabilities as a result of such releases, spills or contamination, including any third-party claims for damage to property, natural resources or persons. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this will continue in the future.

The following is a summary of some of the existing environmental laws, rules and regulations that apply to our business operations. It remains unclear what actions, if any, the Trump administration will undertake related to these laws, rules and regulations.

Hazardous Substance Release

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict liability, and under certain circumstances, joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site, regardless of whether the disposal of hazardous substances was lawful at the time of the disposal. Under CERCLA, such persons may be subject to strict, joint and several liabilities for the costs of investigating releases of hazardous substances, cleaning up the hazardous substances that have been released into the environment, damages to natural resources and certain health studies. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment as a result of oil and gas operations. Crude oil and fractions of crude oil are excluded from regulation under CERCLA (often referred to as the “petroleum exclusion”). Nevertheless, many chemicals commonly used at oil and gas production facilities fall outside of CERCLA’s petroleum exclusion. While we generate materials in the course of our operations that may be regulated as hazardous substances, we have not received notification that we may be responsible for cleanup costs under CERCLA.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the authorization and oversight of the EPA, individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. The EPA also retains enforcement authority in any state-administered RCRA programs.  Drilling fluids, produced water and many other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA’s non-hazardous waste provisions. However, it is possible that certain oil and gas exploration and production wastes now regulated as non-hazardous could be regulated under RCRA as hazardous wastes in the future. Any such change could increase our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations.

We currently own or lease properties that for many years have been used for oil and gas exploration, production and development activities. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on, under or from the properties owned or leased by us or on, under or from other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on, at, under or from them may be subject to CERCLA, RCRA and analogous state laws or other laws that regulate releases or waste from oil and gas operations. Under such laws, we could be required to remove or remediate previously disposed wastes or contamination, or to perform remedial activities to prevent future contamination.

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions, permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. For example, under the EPA’s New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations,  since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented.  In 2016, the EPA issued additional rules for the oil and gas industry to reduce emissions of methane, VOCs and other compounds.  These rules apply to certain sources of air emissions that were constructed, reconstructed, or modified after September 18, 2015.  Among other things, the new rules impose green completion requirements on new hydraulically fractured or re-fractured oil wells and leak detection and repair requirements at well sites. We do not expect that the currently applicable NSPS or NESHAP requirements will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permitting requirements or use specific equipment or technologies to control emissions. Our failure to comply with existing or new requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal CAA. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in 2010 and became effective in 2011, but it did not require immediate reductions in GHG emissions. In 2015, the EPA issued a final rule to limit carbon emissions from new power plants and simultaneously released a final rule to limit carbon emissions from existing power plants (the latter rule is also known as the “Clean Power Plan”). While these regulations are currently the subject of litigation and ongoing rulemaking, including a stay issued by the U.S. Supreme Court and a proposed repeal by the EPA, if the regulations ultimately are upheld or replaced, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants. In the past, the EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

In 2010, the EPA enacted final rules on mandatory reporting of GHGs. The EPA has also subsequently issued amendments to the rules containing technical and clarifying changes to certain GHG reporting requirements. Under the GHG reporting rules, certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities are required to report their GHG emissions on an annual basis. Our operations in the Permian Basin are subject to the EPA’s mandatory GHG reporting rules, and we believe that we are in substantial compliance with such rules. We do not expect that the EPA’s mandatory GHG reporting requirements, as currently promulgated, will have a material adverse effect on our business, financial condition or results of operations.

The adoption of additional legislation or regulatory programs to monitor, permit, or reduce GHG emissions could require us to incur increased operating costs to comply with those requirements, such as costs to purchase and operate emissions control systems, acquire emissions allowances or obtain permits. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our future business, financial condition and results of operations.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws, impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances, into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Spill prevention, control, and countermeasure regulations promulgated under the CWA impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain Spill Prevention, Control, and Countermeasure Plans (“SPCC”). Where applicable to our operations, we prepare and implement SPCC Plans to prevent releases of oil from our facilities or, if a release occurs, to mitigate the consequences of such release. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

In 2016, the EPA issued a final rule banning the disposal of wastewater from unconventional oil and gas wells to public wastewater and sewage treatment plants. Produced and other flowback water from our current operations in the Permian Basin is typically not discharged to wastewater treatment plants but is either re-injected into underground formations that do not contain potable water or recycled for reuse in our hydraulic fracturing operations.

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

Fluids associated with oil and gas production result from operations on the Company’s properties and may be disposed by injection in underground disposal wells. The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control program (the “UIC program”) promulgated under the SDWA and state programs regulate the drilling and operation of salt water disposal wells. The EPA has delegated administration of the UIC program in Texas to the Railroad Commission of Texas (“RRC”). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

Currently, the Company believes that disposal well operations on its properties substantially comply with all applicable requirements under the SDWA and RRC rules. However, a change in the regulations or the inability to obtain permits for new disposal wells in the future may affect the Company’s ability to dispose of produced waters and ultimately increase the cost of the Company’s operations. For example, there exists a growing concern that the injection of salt water and other fluids into underground disposal wells triggers seismic activity in certain areas, including in some parts of Texas. In response to these concerns, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These recent seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or perhaps may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs.

Hydraulic Fracturing

Hydraulic fracturing is the subject of significant focus among some environmentalists, regulators and the general public. Concerns over potential hazards associated with the use of hydraulic fracturing and its impact on the environment have been raised at all levels, including federal, state and local, as well as internationally. There have been claims that hydraulic fracturing may contaminate groundwater, reduce air quality or cause earthquakes. Hydraulic fracturing requires the use and disposal of water, and public concern has been growing over the adequacy of the water supply.

The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. For example, the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in each chamber of Congress since 2009 to accomplish these purposes. If legislation repealing the exemption were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements beyond those currently required by state regulatory agencies.

In 2010, the EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the UIC program by posting a requirement on its website that requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations. Following a legal challenge by industry groups and a subsequent settlement, in 2014, the EPA issued revised guidance on the use of diesel in hydraulic fracturing operations. Under the guidance, EPA broadly defined “diesel” to include fuels such as kerosene that have not traditionally been considered diesel. The EPA’s continued assertion of its regulatory authority under the SDWA could result in extensive requirements that could cause additional costs and delays in the hydraulic fracturing process.

In addition to the above actions of the EPA, certain members of Congress have, in the past, called upon government agencies to investigate various aspects of hydraulic fracturing. Federal agencies that have been involved in hydraulic fracturing research include the White House Council on Environmental Quality, the Department of Energy, the Department of Interior and the Energy Information Administration. The EPA has also studied the potential environmental impacts of hydraulic fracturing on water resources, publishing a final report in 2016. These and future investigations and studies, depending on their degree of pursuit and any meaningful results obtained, could facilitate initiatives to further regulate hydraulic fracturing.

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in hydraulic fracturing. For example, pursuant to legislation adopted by the State of Texas in 2011, the RRC enacted a rule requiring disclosure to the RRC and the public of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In 2015, the Texas Legislature enacted House Bill 40, which prohibits local governments from prohibiting hydraulic fracturing but allows for commercially reasonable regulations of certain activities associated with oil and gas development. If future laws or regulations that significantly restrict hydraulic fracturing or that allow greater local government regulation of hydraulic fracturing are adopted, it could become more difficult or costly for us to drill and produce oil and gas from shale and tight sands formations and become easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to delays, additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and higher costs. These new laws or regulations could cause us to incur substantial delays or suspensions of operations and compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Threatened and Endangered Species, Migratory Birds and Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal OSHA and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used, produced or otherwise managed in our operations. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material expenditures for remediation or pollution control activities for the year ended December 31, 2017. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2018. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

Employees

As of February 21, 2018, we had 97 full-time employees, 59 of whom are field personnel. We regularly use independent contractors and consultants to perform various field and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are excellent.

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

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to be volatile. For example, prices for NYMEX-WTI ranged from a high of $60.42 per Bbl to a low of $42.53 per Bbl in 2017. NYMEX-Henry Hub natural gas prices ranged from a high of $3.72 per MMBtu to a low of $2.56 per MMBtu in 2017. While prices have increased from recent lows, they are still significantly below previous highs. Declines in oil and natural gas prices from current levels may further reduce our level of exploration, drilling and production activity and cash flows.

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

If commodity prices decline from current levels, our future cash flows will not be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations will be adversely affected.

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

If we cannot significantly reduce our leverage, or we cannot increase our liquidity, we may seek alternative refinancing transactions.

We have been actively engaged in the process of analyzing various options to address our liquidity as well as assessing our overall capital structure. In 2017, we successfully closed the Exchange Transactions, which reduced the outstanding principal of our debt by $145.1 million. If we cannot continue to reduce our leverage with cash flow or through acquisitions, and if we cannot increase our liquidity, we may determine to evaluate additional transactions designed to reduce leverage and increase liquidity and operating cash flow. These transactions may not be advantageous to the existing holders of our common stock. Some of these alternatives may include additional debt buybacks, debt-for-debt or debt-for-equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, private or public equity raises or rights offerings or transactions which may have a dilutive effect on our existing stockholders.

Wilks and its affiliates own a substantial portion of our outstanding common stock, and is entitled to appoint three of our directors, and thus it could exert certain significant influence over us, and their acquisition of additional common stock may cause a change in control.

As of January 12, 2018, Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”) beneficially owned 45,239,713 shares of our common stock, representing approximately 48% of our outstanding common stock. In addition, pursuant to our stockholders agreement with Wilks, Wilks is entitled to appoint three of the seven members of our board of directors. As a result, Wilks could exert certain significant influence over us. Wilks may have interests that do not align with our interests and with the interests of our stockholders, which could have an adverse impact on our results of operations. In addition, Wilks’ level of control may make any potential takeover bids more costly or difficult in the future. Further, although Wilks is currently subject to a stockholders agreement that, among other things, caps their share ownership at 48.61% of our outstanding common stock, Wilks’ acquisition of more than 50% of our outstanding common stock would trigger change in control provisions in Company agreements, potentially causing severance payments to become due or the vesting of shares of common stock awards to be accelerated, and could cause a default under our revolving credit facility if the consent of certain lenders is not obtained, which could adversely affect the Company.

Our business requires significant capital expenditures, and we may not be able to obtain needed capital or financing on satisfactory terms or at all.

Our exploration, development and acquisition activities require substantial capital expenditures. For example, according to our year-end 2017 reserve report, the estimated future capital required to develop our current proved oil and gas reserves is $962.8 million. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings under our revolving credit facility and public equity and debt financings. In 2017, we funded our capital expenditures primarily through cash flows from operations. Future cash flows are subject to a number of variables, including the production from existing wells, prices of oil, NGLs and gas and our success in developing and producing new reserves. If commodity prices decline from current levels, our cash flow from operations may not be sufficient to cover our current or future capital expenditure budgets, and we may have limited ability to obtain the additional capital necessary to fully develop our proved reserves. In addition we may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain additional financing could cause us to scale back our exploration and development operations, which in turn would lead to a decline in our oil and gas production and reserves, and in some areas a loss of properties.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments, including our obligations under our $85.2 million principal amount of Senior Notes and $291 million in outstanding borrowings under our revolving credit facility. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	selling assets;
•	reducing or delaying capital investments;
•	seeking to raise additional capital, potentially in a manner dilutive to our existing stockholders; or
•	refinancing or restructuring our remaining debt.

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

At December 31, 2017, we had $291 million in borrowings outstanding under our revolving credit facility, and our borrowing base was $325 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon such redetermination, our borrowing base could be reduced, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. If commodity prices decrease significantly, it is likely that our borrowing base will be reduced after redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

Our revolving credit facility borrowing base is subject to semi-annual redetermination, and current Office of the Comptroller of the Currency (“OCC”) guidelines may incentivize lenders to limit our borrowing capabilities.

In 2016, the OCC issued revised guidelines for exploration and production companies that specify target leverage metrics that we currently exceed.  The lower a loan’s credit rating, the more reserves a bank must set aside. This makes it more expensive for the bank to keep a negatively-rated, or classified, loan on its books.  We continue to operate with leverage in excess of OCC guidelines, which increases our risk of a negative semi-annual borrowing base redetermination, which could in turn materially decrease our liquidity or cause our borrowings to exceed our borrowing base and cause us to be in default under our credit agreement.

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

Failure to comply with any of the financial covenants contained in our revolving credit facility could cause an event of default and have a material adverse effect on our business.

Following the fourth amendment to our revolving credit facility, executed in December 2017, our credit facility includes three principal financial covenants: (i) an interest coverage ratio, (ii) a modified current ratio and (iii) a leverage ratio covenant that will first be measured in the first quarter of 2019. Failure to comply with these covenants could cause an event of default under our revolving credit facility and have a material adverse effect on our business.

See Note 3 to our consolidated financial statements in this report for a more detailed description of these financial covenants. As of December 31, 2017, we were in compliance with our interest coverage ratio covenant and our modified current ratio covenant. In order to satisfy the new leverage ratio covenant, we must improve our leverage ratio by the end of the first quarter of 2019. Factors beyond our control may affect our ability to comply with the leverage ratio covenant by the first quarter of 2019. Failure to comply with the financial covenants may result in an event of default.

Increases in interest rates could adversely affect our business, results of operations, cash flows from operations and financial condition.

Since all of the indebtedness outstanding under our revolving credit facility is at variable interest rates, we have significant exposure to increases in interest rates. As a result, our business, results of operations and cash flows may be adversely affected by significant increases in interest rates.

If commodity prices decline to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to write down the carrying values of our properties. Additionally, current SEC rules also could require us to write down our proved undeveloped reserves in the future.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our properties. A write-down is a non-cash charge to earnings. We recorded no impairment of our proved properties for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, we recorded an impairment loss of $220.2 million. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. The risk that we will be required to write down the carrying value of our properties increases when oil and gas prices are low or volatile.

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe or if commodity prices cause us to change our development plan to decrease the number of wells to be drilled over the five-year period. For example, for the year ended December 31, 2017, we reclassified 17.7 MMBoe of proved reserves to unproved reserves attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules.

The estimated volumes, standardized measure and present value of future net revenues (“PV-10”) from our proved reserves as of December 31, 2017, should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

Standardized measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. On December 31, 2017, our standardized measure of discounted cash flows was $461 million. Standardized measure requires the use of specific pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. The non-GAAP financial measure, PV-10, is based on the average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, while actual future prices and costs may be materially higher or lower.

Our estimated proved reserves as of December 31, 2017, and related standardized measure and PV-10, were calculated under the SEC rules using 12-month trailing average benchmark prices of $51.34 per Bbl of oil, $18.67 per Bbl of NGLs and $2.99 per MMBtu of gas. If oil, NGLs and gas prices decline by 10% from $51.34 per Bbl of oil, $18.67 per Bbl of NGLs and $2.99 per MMBtu of gas, to $46.21 per Bbl of oil, $16.80 per Bbl of NGLs and $2.69 per MMBtu of gas, then our PV-10 as of December 31, 2017, would decrease from $521 million to approximately $391 million. Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. For a reconciliation of PV-10, a measure not calculated in accordance with GAAP, to our standardized measure of discounted future cash flows and related disclosures, see “Reconciliation of PV-10 to Standardized Measure.”

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

In the future, we may issue common stock or other securities to raise cash for further debt and leverage reduction, working capital, acquisitions or hiring and retaining employees. We also may acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We also may issue securities convertible into, or exchangeable for, or that represent the right to receive, our common stock. Any of these events may dilute your ownership interest in our company, reduce our earnings per share and have an adverse impact on the price of our common stock. In addition, sales or issuances of a substantial amount of our common stock, or the perception that these sales or issuances may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Our stock price has been and could remain volatile, which further could adversely affect the market price of our stock and our ability to raise additional capital and cause us to be subject to securities class action litigation.

The market price of our common stock has experienced and may continue to experience significant volatility. In 2017, the price of our common stock fluctuated from a high of $3.70 per share to a low of $1.93 per share. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies in the energy sector, and particularly in the upstream sector. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of the decline in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

We may experience differentials to benchmark prices in the future, which may be material.

Substantially all of our production is sold to purchasers at prices that reflect a discount to other relevant benchmark prices, such as NYMEX-WTI or NYMEX-Henry Hub. The price we receive for the majority of our natural gas is based on the price received by our third party midstream purchaser. Our third party midstream purchaser sells most of our natural gas at the WAHA hub in West Texas. The difference between a benchmark price and the price we reference in our sales contracts is called a basis differential. Basis differentials result from variances in regional prices compared to benchmark prices as a result of regional supply and demand factors. For example, the WAHA index price in December 2017 was $0.47 per MMBtu lower than the NYMEX-Henry Hub price. We may experience differentials to benchmark prices in the future, which may be material.

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

Although we have hedged a portion of our estimated 2018 production, our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

Currently we have commodity price derivative agreements for 2018 production on approximately (i) 627,500 Bbls of oil with swaps and collars at a weighted average floor price of $56.37 per Bbl and a weighted average ceiling price of $57.81 per Bbl, (ii) 5,400,000 MMBtu of natural gas hedged with swaps at a weighted average price of $3.08 per MMBtu and (iii) 749,400 BBls of NGLs at weighted average prices of $11.42 per Bbl (C2-ethane), $32.53 per Bbl (C3-propane), $37.81 per Bbl (IC4-isobutane), $37.80 per Bbl (NC4-butane) and $56.36 per Bbl (C5-Pentane). These derivative contracts will not protect us from a continuing and prolonged decline in the price of oil and natural gas for the unhedged portion of our production in 2018 or our production after 2018. To the extent that the prices for oil and gas decline, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

All of our proved undeveloped reserves associated with future drilling and completion projects will require hydraulic fracturing. See Item 1. “Business — Hydraulic Fracturing” for a discussion of the importance of hydraulic fracturing to our business, and Item 1. “Business — Regulation —Hydraulic Fracturing” for a discussion of regulatory developments regarding hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also permitting delays and increases in costs. The EPA and other federal agencies, including the United States Bureau of Land Management (“BLM”), have in recent years made proposals that would subject hydraulic fracturing to further regulation and could restrict the practice of hydraulic fracturing. For example, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing, and, in 2016, the EPA finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of hydraulic fracturing are in various stages of suspension, implementation delay and court challenges, therefore, the future of these rules is uncertain.   The EPA also released a study in December 2016 finding that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. However, several states have adopted, and more states are considering adopting, laws and/or regulations that require disclosure of chemicals used in hydraulic fracturing and impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. In addition, some states and municipalities have significantly limited drilling activities and/or hydraulic fracturing, or are considering doing so. Although it is not possible at this time to predict the final outcome of these proposals or court challenges to existing rules or proposed rules, any new federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Water is an essential component of our drilling and hydraulic fracturing processes. Historically, we have been able to secure water from local landowners and other sources for use in our operations. From 2011 through 2014, West Texas experienced extreme drought conditions. As a result of the severe drought, governmental authorities restricted the use of water subject to their jurisdiction for drilling and hydraulic fracturing to protect the local water supply. Although such restrictions have been lifted, if West Texas experiences further drought conditions, the restrictions may return. If we are unable to obtain water to use in our operations, we may be unable to economically produce oil, NGLs and gas, which could have an adverse effect on our business, financial condition and results of operations.

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. For example, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. In 2016, the United States Geological Survey identified several states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.  Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by the Company or by commercial disposal well vendors whom the Company may use from time to time to dispose of produced water. Compliance with environmental regulations and permit requirements for the disposal, withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition and results of operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal CAA. The EPA also issued final regulations under the NSPS and NESHAP designed to reduce VOCs, including methane. See Item 1. “Business — Regulation — Environmental Laws and Regulations — Greenhouse Gas Emissions” and “ — Air Emissions” for a discussion of regulatory developments regarding GHG and VOC emissions.

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

In 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and gas industry. The EPA indicated that it intended to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry or to develop standards for certain kinds of new and modified equipment and facilities not currently covered under the NSPS.   Although the EPA rescinded the Information Collection Request in March 2017, the EPA could take additional actions to collect such information from individual operators or from the industry as a whole and rely upon such information as the basis for GHG emission regulation of the oil and gas industry.

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

There is inherent risk of incurring significant environmental costs and liabilities in our oil and gas operations due to the handling of petroleum hydrocarbons and generated wastes, the occurrence of air emissions and water discharges from work-related activities and the legacy of pollution from historical industry operations and waste disposal practices. We may incur joint and several or strict liability under these environmental laws and regulations in connection with spills, leaks or releases of petroleum hydrocarbons and wastes on, under or from our properties and facilities, some of which have been used for exploration, production or development activities for many years and by third parties not under our control. In particular, the number of private, civil lawsuits involving hydraulic fracturing has risen in recent years. Since 2009, multiple private lawsuits alleging ground water contamination have been filed in the U.S. against oil and gas companies, primarily by landowners who leased oil and gas rights to defendants, or by landowners who live close to areas where hydraulic fracturing has taken place. In addition, changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition and results of operations. We may not be able to recover some or any of these costs from insurance.

Our ability to use our federal net operating loss carryforwards (“NOLs”) to offset future taxable income may be subject to certain limitations.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. As a result of the Exchange Transactions, we underwent an ownership change under Section 382 as of March 22, 2017, which resulted in an annual limitation on our ability to use our pre-change NOLs to offset future taxable income recognized after such date. Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”) that significantly reforms the Code. The TCJA, among other things, includes changes to U.S. federal tax rates and allows for the expensing of capital expenditures. While past legislative proposals have included changes to certain key U.S. federal income tax provisions currently available to oil and gas companies including (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures, these specific changes are not included in the TCJA. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. However, the TCJA (i) eliminates the deduction for certain domestic production activities, (ii) imposes new limitations on the use of NOLs, (iii) limits the deductibility of performance based compensation to executive officers and (iv) provides for more general changes to the taxation of corporations, including changes to cost recovery rules and significant additional limitations on the deductibility of interest, which may impact the taxation of oil and gas companies. This legislation or any future changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development, or increase costs, and any such changes could have an adverse effect on our financial position, results of operations, and cash flows.

We do not expect tax reform to have a material impact to our projection of cash taxes or to our NOLs. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

In 2017, AMID and DCP collectively accounted for 99% of our total oil, NGLs and gas sales, excluding realized commodity derivative settlements. As of December 31, 2017, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID. In addition, as of December 31, 2017, we had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023. To the extent that any of our major purchasers reduces their purchases of oil, NGLs or gas, is unable to take our oil, NGLs or gas due to infrastructure or capacity limitations or defaults on their obligations to us, we would be adversely affected unless we were able to make comparably favorable arrangements with other purchasers. These purchasers’ default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to one or more of these customers or due to circumstances related to other market participants with which the customer has a direct or indirect relationship.

We depend on our management team and other key personnel. The loss of any of these individuals, or the inability to attract, train and retain additional qualified personnel, could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel and the ability to attract, train and retain additional qualified personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. In 2011, we entered into an amended and restated employment agreement with J. Ross Craft, P.E., our Chairman and Chief Executive Officer. In 2014, we entered into an employment agreement with Sergei Krylov as the Company’s Executive Vice President and Chief Financial Officer. In January 2017, we amended our employment agreements with Qingming Yang, our President and Chief Operating Officer; and J. Curtis Henderson, our Chief Administrative Officer. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. In addition, our ability to manage our growth, if any, will require us to effectively train, motivate and manage our existing employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

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

We heavily depend on our information systems and computer-based programs, including drilling, completion and production data, seismic data, electronic data processing and accounting data. If any of these programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell oil, NGLs and gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. In addition, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. A cyber incident involving our information systems and related infrastructure could disrupt our business plans and result in information theft, unauthorized access to confidential or otherwise sensitive information, data corruption, operational disruption and/or financial loss. Any such consequence could have a material adverse effect on our business, financial condition and results of operations.  In addition, the Company's implementation of various procedures and controls to monitor and mitigate security threats and to increase security for the Company's information, facilities and infrastructure may result in increased capital and operating costs. Costs for insurance may also increase as a result of security threats, and some insurance coverage may become more difficult to obtain, if available at all. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring.

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

As of December 31, 2017, we held mineral leases in each of our areas of operation that are still within their original lease term and are not currently held by production. Leases not held by production represent 42% of our net acreage, and 2% of our proved undeveloped reserves. Unless we continue to develop and produce on the properties subject to these leases, these leases may expire in 2018. If these leases expire, we will lose our right to develop the related properties, unless we renew such leases. In addition, many of our leases may be terminated if we fail to meet our continuous development obligations thereunder. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. See Item 2. “Properties — Undeveloped Acreage Expirations” for a table summarizing the expiration schedule of our undeveloped acreage expiring based on contractual lease maturities over the next three years.

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

As of December 31, 2017, approximately 63% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

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

Our business could be materially and adversely affected by severe weather. For example, our production volumes for the three months ended September 30, 2017, were adversely impacted by Hurricane Harvey, as the main purchaser of our NGLs and natural gas had to temporarily shut in or curtail receipt of NGLs and natural gas at multiple processing plants in the Permian Basin. Additional repercussions of severe weather conditions may include:

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

The Company has unresolved Staff comments with respect to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. These comments primarily related to our proved undeveloped reserves under Rule 4-10(a)(31) of Regulation S-X and, in general, request explanations and supporting detail about the scheduling and reporting of our proved undeveloped reserves and conversion of our proved undeveloped reserves to proved developed reserves.

The Company provided timely written responses to the comments received from the Staff. Management believes the written responses have substantially addressed all comments and, in light of the timing of the filing of this report in relation to the receipt of those comments, the Company has incorporated additional disclosure regarding reporting and conversion of our proved undeveloped reserves into this report to prospectively address certain of these comments. The Company believes it has adequately responded to all of the Staff’s comments made to date, but we have not been notified that the Staff’s review has been completed. The Company cannot ultimately predict the date of resolution of the unresolved comments or the results of the Staff review.

ITEM 2.	PROPERTIES

Permian Basin — Project Pangea

Our properties in the Permian Basin are located in Crockett and Schleicher Counties, Texas. We began operations in the Permian Basin through a farm-in agreement for 27,000 net acres in 2004 and have since increased our total acreage position to approximately 165,000 gross (149,000 net) acres as of year-end 2017. At December 31, 2017, we owned interests in approximately 813 gross (801 net) wells, all of which we operate. As of December 31, 2017, we had working and net revenue interests of approximately 98.5% and 76%, respectively, across Project Pangea.

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

The Wolfcamp shale has gross pay thickness of approximately 1,000 to 1,200 feet across our acreage position, which allows for horizontal drilling and stacked horizontal wellbores targeting varied zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. Since we began drilling horizontal Wolfcamp wells in 2011 through December 31, 2017, we have drilled and completed a total of 18 wells targeting the Wolfcamp A bench, 110 wells targeting the Wolfcamp B bench and 50 wells targeting the Wolfcamp C bench. As of December 31, 2017, estimated proved reserves attributable to the horizontal Wolfcamp shale oil play accounted for 94% of our total proved reserves.

During 2017, we incurred costs of approximately $44.2 million to drill 13, and complete nine, horizontal Wolfcamp wells. At December 31, 2017, we had 10 horizontal Wolfcamp wells waiting on completion. We have no rigs running in Project Pangea.

East Texas Basin — North Bald Prairie

In 2007, we entered into a joint venture with EnCana Oil & Gas (USA) Inc. (“EnCana”) in Limestone and Robertson Counties, Texas, in the East Texas Cotton Valley trend. We currently have nine gross producing gas wells. We have a 50% working interest and approximately 40% net revenue interest in the approximately 3,000 gross (2,000 net) acre project. In 2012, EnCana assigned its interest in the project to a third party. As of December 31, 2017, we had estimated proved reserves of 856 MMcf in North Bald Prairie. Our primary targets in North Bald Prairie are the Cotton Valley Sands and Cotton Valley Lime. We currently have no rigs running in North Bald Prairie.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves as of December 31, 2017. See Note 10 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of standardized measure and PV-10 are based on the 12-month average of the first-day-of-the-month pricing of $51.34 per Bbl West Texas Intermediate posted oil price, $18.67 per Bbl received for NGLs and $2.99 per MMBtu Henry Hub spot natural gas price during 2017. All prices were adjusted for energy content, quality and basis differentials by area and were held constant through the lives of the properties. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil. The information in the following table is not intended to represent the current market value of our proved reserves nor does it give any effect to or reflect our commodity derivatives or current commodity prices.

Summary of Oil and Gas Reserves as of Fiscal-Year End

Based on Average Fiscal-Year Prices

	Proved Reserves
Reserves Category	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(1)	Total (MBoe)	Percent (%)	PV-10 (in millions)(2)
Proved Developed
Permian Basin	13,853	23,180	175,345	66,256	36.6%	$395.3
East Texas Basin	—	—	856	143	0.0	0.5
Proved Undeveloped
Permian Basin	36,207	34,768	265,028	115,146	63.4	125.2
Total Proved Reserves	50,060	57,948	441,229	181,545	100.0%	$521.0

(1)	The gas reserves contain 57,835 MMcf of gas that will be produced and used as field fuel (primarily for compressors and artificial lifts) before the gas is delivered to a sales point.
(2)	See “Reconciliation of PV-10 to Standardized Measure” below for a reconciliation of PV-10 to the standardized measure.

Our estimated total proved reserves of oil, NGLs and natural gas as of December 31, 2017, were 181.5 MMBoe, made up of 28% oil, 32% NGLs and 40% natural gas. The proved developed portion of total proved reserves at year-end 2017 was 37%.

Extensions and discoveries for 2017 were 33.3 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2017, we acquired 1.6 MMBoe of proved reserves through the Bolt-On Acquisition, and we reclassified 17.7 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 9.4 MMBoe resulting from updated well performance and technical parameters, and an increase of 3.1 MMBoe due to higher commodity prices. We produced 4.5 MMBoe during 2017. This production included 1,319 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2017:

December 31, 2017 (in millions)
PV-10	$521.0
Present value of future income tax discounted at 10%	(60.0)
Standardized measure of discounted future net cash flows	$461.0

Proved Undeveloped Reserves

As of December 31, 2017, we had 115.1 MMBoe of proved undeveloped (“PUD”) reserves, which is an increase of 17.6 MMBoe, or 18%, compared with 97.5 MMBoe of PUD reserves at December 31, 2016. All of our PUD reserves at December 31, 2017, were associated with our core development project, Project Pangea.

The following table summarizes the changes in our PUD reserves during 2017.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — December 31, 2016	36,565	27,259	202,069	97,502
Extensions and discoveries	10,288	9,922	76,239	32,916
Revisions to previous estimates	(9,282)	(1,123)	(3,950)	(11,064)
Conversion to proved developed reserves	(1,364)	(1,289)	(9,330)	(4,209)
Balance — December 31, 2017	36,207	34,769	265,028	115,145

Extensions and discoveries relating to proved undeveloped reserves for 2017 were 32.9 MMBoe, primarily attributable to our development of Project Pangea in the Wolfcamp shale oil resource play in the Permian Basin. During 2017, we converted 4.2 MMBoe of proved undeveloped reserves to proved developed reserves, and reclassified 17.7 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included the reclassified reserves, with an increase of 5.6 MMBoe resulting from updated well performance and technical parameters and an increase of 1 MMBoe due to higher commodity prices.

The following table sets forth our PUD reserves converted to proved developed reserves during 2017, 2016 and 2015 and the net investment required to convert PUD reserves to proved developed reserves during each year.

	Proved Undeveloped Reserves Converted to Proved Developed Reserves				Investment in Conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)	(in thousands)
2015	2,485	1,627	11,737	6,068	$84,071
2016	419	433	3,140	1,376	11,008
2017	1,364	1,289	9,330	4,209	35,418
Total	4,268	3,349	24,207	11,653	$130,497

In July 2015, we suspended our drilling and completion activities due to the sustained low commodity prices. In 2016, we resumed limited drilling and completion activities as commodity prices remained depressed and volatile. The prolonged depression of commodity prices significantly impacted our conversion of PUD reserves to proved developed reserves. However, we expect our conversion of PUD reserves to proved developed reserves to increase due to the reinvestment of our increased operating cash flows into our development plans.

Estimated future development costs relating to the development of PUD reserves are projected to be approximately $55.5 million in 2018, $310.6 million in 2019 and $226.3 million in 2020. We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development project.

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

For the years ended December 31, 2017, 2016 and 2015, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties. In 2017, DeGolyer and MacNaughton reported to the Audit Committee of our Board of Directors and to our Senior Vice President of Engineering. The Audit Committee meets with the independent engineering firm to, among other things, review and consider the processes used by the engineers in the preparation of the report and any matters of importance that arose in the preparation of the report, including whether the independent engineering firm encountered any material problems or difficulties in the preparation of their report. The Audit Committee’s review specifically includes difficulties with the scope or timeliness of the information furnished to them by the Company or any restrictions on access to information placed upon them by any Company personnel, any other difficulties in dealing with any Company personnel in the preparation of the report and any other matters of concern relating to the preparation of the report. The Audit Committee also determines whether the Company or its management or senior engineering personnel had similar or other problems or concerns regarding the independent engineering firm and the preparation of their report. See Third-Party Reports below for further information regarding DeGolyer and MacNaughton’s report.

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

Reporting of NGLs

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2017, NGLs represented approximately 32% of our total proved reserves on a Boe basis. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we include these volumes and production as Boe. The prices we received for a standard barrel of NGLs in 2017 averaged approximately 61% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.

Third-Party Reports

For the years ended December 31, 2017, 2016 and 2015, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare estimates of the extent and value of the proved reserves of certain of our oil and gas properties, including 100% of our total reported proved reserves. DeGolyer and MacNaughton’s report for 2017 is included as Exhibit 99.1 to this annual report on Form 10-K.

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

	Years Ended December 31,
Production	2017	2016	2015
Oil (MBbls)	1,107	1,275	1,882
NGLs (MBbls)	1,486	1,529	1,694
Gas (MMcf)(1)	9,829	10,404	11,732
Total (MBoe)	4,232	4,537	5,532
Total (MBoe/d)	11.6	12.4	15.2
Average prices
Oil (per Bbl)	$47.63	$37.90	$43.65
NGLs (per Bbl)	18.64	12.93	12.06
Gas (per Mcf)	2.53	2.14	2.45
Total (per Boe)	24.89	19.90	23.74
Net cash (payment) receipt on derivative settlements (per Boe)	(1.03)	1.35	9.49
Total including derivative impact (per Boe)	$23.86	$21.25	$33.23
Production costs (per Boe)(2)	$4.23	$4.24	$5.24

(1)	Gas production excludes gas produced and used as field fuel (primarily for compressors and artificial lifts) before the gas was delivered to a sales point.

(2)	Production cost per Boe represents lease operating expenses and excludes production and ad valorem taxes.

Drilling Activity — Prior Three Years

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Years Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	13.0	12.9	6.0	6.0	20.0	20.0
Dry(1)	—	—	—	—	1.0	1.0
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	13.0	12.9	6.0	6.0	20.0	20.0
Dry	—	—	—	—	1.0	1.0

(1)	The Company encountered mechanical issues while drilling the wells classified as dry in 2015.

In 2017, we drilled 13 horizontal wells and completed nine horizontal wells. At December 31, 2017, 10 wells were waiting on completion. The Company encountered mechanical issues while drilling one well in 2015 and this well cost $2.4 million.

Although a well may be classified as productive upon completion, future changes in oil, NGLs and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, we had no rigs operating.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs or gas under existing agreements. However, as of December 31, 2017, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID and had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at December 31, 2017. Wells are classified as natural gas or oil according to their predominant production stream.

	Natural Gas Wells		Oil Wells		Total Wells		Average Working Interest
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	550	539	263	262	813	801	98.5%
East Texas Basin	9	4.5	—	—	9	4.5	49.9%
Total	559	543.5	263	262	822	805.5	97.9%

Acreage

The following table summarizes our developed and undeveloped acreage as of December 31, 2017.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	95,009	86,433	69,685	62,874	164,694	149,307
East Texas Basin	3,481	1,687	—	—	3,481	1,687
Total	98,490	88,120	69,685	62,874	168,175	150,994

The undeveloped acreage includes 58,565 net acres subject to continuous development obligations, and these leases may be terminated if we fail to meet our continuous development obligations. The net undeveloped acres subject to continuous development obligations includes 35,867 net acres acquired in the Bolt-On Acquisition and 16,533 net acres leased from The Board for Lease of University Lands (“University Lands”) under a Drilling and Development Unit Agreement (“D&D agreement”). We are required to drill one well approximately every six months on the undeveloped acreage acquired in the Bolt-On Acquisition. Under the D&D agreement, we are required to drill and complete two wells per calendar year, and in September 2018, we will present a development plan to University Lands that will outline a proposed capital budget and drilling schedule for the following year. Upon approval of the plan of development by University Lands (not to be unreasonably withheld), the development plan will become the drilling obligation for the following year.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2017, which will expire over the next three years by project area, based on contractual lease maturities, unless production is established before lease expiration dates. Net amounts may be greater than gross amounts in a particular year due to timing of expirations.

	2018		2019		2020
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	107	2,453	1,920	467	—	—
East Texas Basin	—	—	—	—	—	—
Total	107	2,453	1,920	467	—	—

The expiring acreage set forth in the table above accounts for 2% of our net acreage, and 2% of our PUD reserves. We are generally engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions and renewals to address the expiration of undeveloped acreage that occurs in the normal course of our business.

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

Market Information

Our common stock is traded on NASDAQ Global Select Market in the United States under the symbol “AREX.” During 2017, trading volume averaged 757,621 shares per day. The following table shows the quarterly high and low sale prices of our common stock as reported on NASDAQ for the past two years.

	Price Per Share
	High	Low
2017
First quarter	$3.70	$1.93
Second quarter	3.41	1.95
Third quarter	3.56	2.23
Fourth quarter	3.13	2.19
2016
First quarter	$2.05	$0.60
Second quarter	3.10	1.13
Third quarter	4.35	1.35
Fourth quarter	4.33	2.51

Holders

As of February 20, 2018, there were 162 record holders of our common stock. A record holder may be a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans and individual compensation arrangements as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by stockholders	—	$—	527,125
Equity compensation plans not approved by stockholders	—	—	—

Performance Graph

The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2012, through December 31, 2017, to that of the cumulative return on a $100 investment in the Standard & Poor’s 500 (“S&P 500”) index, and Standard & Poor’s 600 Small Cap Energy index for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

Among Approach Resources Inc., the S&P 500 Index and the S&P 600 Small Cap Energy Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Approach Resources Inc.	$100.00	$77.17	$25.55	$7.36	$13.39	$11.84
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
S&P 600 Small Cap Energy Index	100.00	137.80	88.64	46.42	63.85	46.81

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 — October 31, 2017	29,979	$2.52	—	—
November 1, 2017 — November 30, 2017	2,027	2.44	—	—
December 1, 2017 — December 31, 2017	165,671	2.73	—	—
Total	197,677	$2.70	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the five years ended December 31, 2017. This information should be read in conjunction with Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, related notes and other financial information included in this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per-share data)
Operating Results Data
Revenues
Oil, NGLs and gas sales	$105,349	$90,302	$131,336	$258,529	$181,302
Expenses
Lease operating	17,902	19,250	28,972	32,701	19,152
Production and ad valorem taxes	8,644	8,217	11,085	15,934	12,840
Exploration	3,657	3,923	4,439	3,831	2,238
Impairment of oil and gas properties	—	—	220,197	—	—
General and administrative	24,333	24,734	28,341	32,104	26,524
Termination costs	—	—	1,436	—	—
Depletion, depreciation and amortization	70,521	79,044	109,319	106,802	76,956
Total expenses	125,057	135,168	403,789	191,372	137,710
Operating (loss) income	(19,708)	(44,866)	(272,453)	67,157	43,592
Other
Interest expense, net	(21,053)	(27,259)	(25,066)	(21,651)	(14,084)
Gain on debt extinguishment	5,053	—	10,563	—	—
Write-off of debt issuance costs	—	(563)	—	—	—
Equity in (losses) earnings of investee	—	—	—	(181)	156
Gain on sale of equity method investment	—	—	—	—	90,743
Commodity derivative (loss) gain	(262)	(5,484)	19,275	44,472	(5,644)
Other income	32	1,511	172	67	—
(Loss) Income before provision for income tax provision (benefit)	(35,938)	(76,661)	(267,509)	89,864	114,763
Income tax provision (benefit)	76,421	(24,418)	(93,405)	33,692	42,507
Net (loss) income	$(112,359)	$(52,243)	$(174,104)	$56,172	$72,256
(Loss) Earnings per share
Basic	$(1.35)	$(1.26)	$(4.30)	$1.43	$1.85
Diluted	$(1.35)	$(1.26)	$(4.30)	$1.42	$1.85
Statement of Cash Flows Data
Net cash provided by (used in)
Operating activities	$37,454	$26,081	$102,716	$171,604	$110,695
Investing activities	(52,409)	(23,890)	(217,347)	(377,172)	(187,324)
Financing activities	14,955	(2,770)	114,799	147,239	134,623
Balance Sheet Data
Cash and cash equivalents	$21	$21	$600	$432	$58,761
Restricted cash	—	—	—	—	7,350
Other current assets	16,679	12,473	19,838	60,647	24,302
Property, equipment, net, successful efforts method, net	1,082,876	1,092,061	1,154,546	1,331,659	1,047,030
Other assets	—	—	—	—	1,388
Total assets	$1,099,576	$1,104,555	$1,174,984	$1,392,738	$1,138,831
Current liabilities	$25,067	$26,369	$28,508	$106,852	$84,441
Long-term debt, net	373,460	498,349	496,587	391,311	243,347
Other long-term liabilities	93,633	16,885	41,922	120,248	100,548
Stockholders’ equity	607,416	562,952	607,967	774,327	710,495
Total liabilities and stockholders’ equity	$1,099,576	$1,104,555	$1,174,984	$1,392,738	$1,138,831

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 149,000 net acres as of December 31, 2017. We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “Item 1 — Business — Our Business Strategy”. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2017, our estimated proved reserves were 181.5 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2017:

•	28% oil, 32% NGLs and 40% natural gas;
•	37% proved developed;
•	100% operated;
•	Reserve life of approximately 43 years based on 2017 production of 4.2 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $461 million; and
•	PV-10 (non-GAAP) of $521 million.

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

At December 31, 2017, we owned and operated 813 producing oil and gas wells in the Permian Basin. During 2017, we produced 4.2 MMBoe, or 11.6 MBoe/d. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas.

Our financial results depend on many factors, but particularly on the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption. As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. For example, in 2017, NYMEX-WTI oil prices ranged from a high of $60.42 per Bbl to a low of $42.53 per Bbl, NYMEX-Henry Hub natural gas prices ranged from a high of $3.72 per MMBtu to a low of $2.56 per MMBtu, and our realized prices for NGLs ranged from a high of $23.55 per Bbl to a low of $14.95 per Bbl. If the current oil or natural gas prices decline from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

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

2017 Activity

Our 2017 activity focused on increasing our capital expenditures in a disciplined manner in connection with slowly recovering commodity prices, strengthening our balance sheet and increasing our operating cash flow. We drilled 13, and completed nine, horizontal wells in 2017 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2018, at a measured pace subject to commodity prices. Our activities in 2017 included:

•

Managed production decline and positioned to resume production growth. In response to depressed and volatile commodity prices, we substantially reduced our drilling activity beginning in 2015 and throughout 2016, which led to a natural decline in production. In the first quarter of 2017, our production averaged 11.4 MBoe/d. Throughout 2017, we increased the pace of our drilling activity, and our production averaged 11.7 MBoe/d for the remainder of the year. Production for 2017 totaled 4.2 MMBoe (11.6 MBoe/d), compared to 4.5 MMBoe (12.4 MBoe/d) in 2016. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas. At December 31, 2017, 10 wells were waiting on completion.

•

Strengthened our balance sheet and preserved financial flexibility. In November 2016, we entered into an exchange agreement (the “Exchange Agreement”) with the largest holder of our 7% Senior Notes due

2021 (the “Senior Notes”) under which we exchanged $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of our common stock (the “Initial Exchange”). In March 2017, we exchanged an additional $14,528,000 principal amount of outstanding Senior Notes for 4,009,728 shares of our common stock (the “Follow-On Exchange”). The Initial Exchange and the Follow-On Exchange (together, the “Exchange Transactions”) reduced interest payments by $44.3 million over the remaining term of the Senior Notes, which allowed us to increase our capital budget out of operating cash flow. Additionally, in December 2017, we extended the term on our revolving credit facility by one year to May 7, 2020, and reaffirmed our $325 million borrowing base.

•

Increased operating cash flow. In 2017, improved commodity prices and the Exchange Transactions resulted in an increase in operating cash flow by $11.4 million or 44%, which was used to fund our expanded drilling program in 2017. Additionally, in November 2017, we acquired, through an issuance of our common stock, producing Wolfcamp shale assets adjacent to our Project Pangea acreage (the “Bolt-On Acquisition”). The Bolt-On Acquisition included estimated proved developed reserves of 1.6 MMboe, and is expected to increase our operating cash flow and production.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2017, we had drilled and completed a total of 18 wells targeting the Wolfcamp A bench, 110 wells targeting the Wolfcamp B bench and 50 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2017.

•

Installation of field infrastructure and water handling systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $120 million in building field infrastructure since 2012. We now have an extensive network of centralized production facilities, water transportation, handling and recycling systems, gas lift lines and salt water disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs. We were able to reduce our lease operating expenses by 7%, or $1.3 million, in 2017 partially due to this infrastructure investment.

Plans for 2018

For 2018, we increased our capital expenditure budget to a range of $50 million to $70 million, compared to $47.1 million of capital expenditures in 2017. We plan to operate one rig on an intermittent basis during the year in Project Pangea. Our 2018 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

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

	Years Ended December 31,
	2017	2016	2015
Revenues (in thousands)
Oil	$52,748	$48,311	$82,170
NGLs	27,702	19,761	20,437
Gas	24,899	22,230	28,729
Total oil, NGLs and gas sales	105,349	90,302	131,336
Net cash (payment) receipt on derivative settlements	(4,359)	6,132	52,489
Total oil, NGLs and gas sales including derivative impact	$100,990	$96,434	$183,825
Production
Oil (MBbls)	1,107	1,275	1,882
NGLs (MBbls)	1,486	1,529	1,694
Gas (MMcf)	9,829	10,404	11,732
Total (MBoe)	4,232	4,537	5,532
Total (MBoe/d)	11.6	12.4	15.2
Average prices
Oil (per Bbl)	$47.63	$37.90	$43.65
NGLs (per Bbl)	18.64	12.93	12.06
Gas (per Mcf)	2.53	2.14	2.45
Total (per Boe)	$24.89	$19.90	$23.74
Net cash (payment) receipt on derivative settlements (per Boe)	(1.03)	1.35	9.49
Total including derivative impact (per Boe)	$23.86	$21.25	$33.23
Costs and expenses (per Boe)
Lease operating	$4.23	$4.24	$5.24
Production and ad valorem taxes	2.04	1.81	2.00
Exploration	0.86	0.86	0.80
General and administrative	5.75	5.45	5.12
Depletion, depreciation and amortization	16.66	17.42	19.76

Oil, NGLs and gas sales.     Oil, NGLs and gas sales for 2017 increased $15 million, or 17%, to $105.3 million from $90.3 million in 2016. The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($21.1 million), partially offset by a decrease in production volumes ($6.1 million). In 2017, the average price we received for our production, before the effect of commodity derivatives, increased 25% to $24.89 per Boe, up from $19.90 per Boe in the prior year. Production volumes decreased from 2016, as a result of reduced drilling and completion activity.  We expect oil, NGLs and gas sales to increase in 2018 due to improved commodity prices and an increase in production.

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

Net (loss) income.    Net loss for 2017 was $112.4 million, or $1.35 per diluted share, compared to $52.2 million, or $1.26 per diluted share, for 2016. Net loss for 2017 included a tax provision of $76.4 million, a gain on debt extinguishment of $5.1 million due to the Exchange Transactions and a commodity derivative loss of $0.3 million. The increase in the net loss for 2017 was primarily due to the increase in our tax provision of $100.8 million. This resulted from our cumulative change in ownership following the Exchange Transactions, partially offset by the change in the corporate federal income tax rate. The increase in our tax provision was partially offset by an increase in revenues ($15 million), a decrease in operating expenses ($10.1 million), a decrease in interest expense ($6.2 million), a decrease in commodity derivative loss ($5.2 million) and the gain on debt extinguishment ($5.1 million).

Net loss for 2016 was $52.2 million, or $1.26 per diluted share, compared to $174.1 million, or $4.30 per diluted share, for 2015. Net loss for 2016 included a commodity derivative loss of $5.5 million. The decrease in the net loss for 2016 was primarily due to the impairment loss ($220.2 million) in 2015 and lower operating expenses excluding impairment ($48.4 million), partially offset by lower revenues ($41 million) due to depressed commodity prices and lower production and a decrease in income tax benefit ($69 million).

Oil, NGLs and gas production.     Production for 2017 totaled 4,232 MBoe (11.6 MBoe/d), compared to 4,537 MBoe (12.4 MBoe/d) in 2016, a decrease of 7%. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas, compared to 28% oil, 34% NGLs and 38% natural gas in 2016. The decrease in production in 2017 was the result of our reduced drilling and completion activity in 2016. We expect production to slightly increase in 2018 as a result of increased drilling activity in 2017 and an increased pace of well completions in 2018.

Production for 2016 totaled 4,537 MBoe (12.4 MBoe/d), compared to 5,532 MBoe (15.2 MBoe/d) in 2015, a decrease of 18%. Production for 2016 was 28% oil, 34% NGLs and 38% natural gas, compared to 34% oil, 31% NGLs and 35% natural gas in 2015. The decrease in production in 2016 was the result of our reduced drilling and completion activity in 2016.

Commodity derivative (loss) gain.     The following table sets forth the components of our commodity derivative (loss) gain for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Net cash (payment) receipt on derivative settlements	$(4,359)	$6,132	$52,489
Non-cash fair value gain (loss) on derivatives	4,097	(11,616)	(33,214)
Commodity derivative (loss) gain	$(262)	$(5,484)	$19,275

Historically, we have not designated our derivative instruments as cash-flow hedges. Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. We record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “commodity derivative (loss) gain”. For 2018, we currently have 627,500 Bbls of oil hedged at a weighted average floor price of $56.37 per Bbl and a weighted average ceiling price of $57.81 per Bbl, 5,400,000 MMBtu of gas hedged at a weighted average price of $3.08 per MMBtu and 749,400 Bbls of NGLs hedged at weighted average prices of $11.42 per Bbl (C2-ethane), $32.53 per Bbl (C3-propane), $37.81 per Bbl (IC4-isobutane), $37.80 per Bbl (NC4-butane) and $56.36 per Bbl (C5 – Pentane).

Lease operating expenses.     Our lease operating expenses (“LOE”) decreased $1.4 million, or 7%, for 2017, to $17.9 million ($4.23 per Boe) from $19.3 million ($4.24 per Boe) for 2016. The decrease in LOE in 2017 over 2016 was primarily due to increased efficiency in our water hauling operations, partially offset by an increase in compression rental and repair, well repairs, workovers and maintenance to manage production declines. In 2018, we expect LOE per Boe to slightly increase.

Our LOE decreased $9.7 million, or 34%, for 2016, to $19.3 million ($4.24 per Boe) from $29 million ($5.24 per Boe) for 2015. LOE per Boe in 2016 decreased $1.00, or 19%, from 2015. The decrease in LOE per Boe in 2016 over 2015 was primarily due to increased efficiency in our water hauling operations, lower pumpers and supervision costs due to a reduction in our workforce and a decrease in compressor rental and repair due to cost saving initiatives, partially offset by an increase in well repairs, workovers and maintenance to manage production declines.

The following tables summarize LOE (in millions) and LOE per Boe.

	Year Ended December 31,
	2017		2016		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$7.3	$1.71	$7.2	$1.58	$0.1	$0.13	8.2%
Well repairs, workovers and maintenance	4.1	0.98	4.3	0.95	(0.2)	0.03	3.2
Water hauling and other	3.7	0.87	5.0	1.09	(1.3)	(0.22)	(20.2)
Pumpers and supervision	2.8	0.67	2.8	0.62	—	0.05	8.1
Total	$17.9	$4.23	$19.3	$4.24	$(1.4)	$(0.01)	(0.2)%

	Year Ended December 31,
	2016		2015		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$7.2	$1.58	$10.2	$1.84	$(3.0)	$(0.26)	(14.1)%
Well repairs, workovers and maintenance	4.3	0.95	4.3	0.79	0.0	0.16	20.3
Water hauling and other	5.0	1.09	9.2	1.66	(4.2)	(0.57)	(34.3)
Pumpers and supervision	2.8	0.62	5.3	0.95	(2.5)	(0.33)	(34.7)
Total	$19.3	$4.24	$29.0	$5.24	$(9.7)	$(1.00)	(19.1)%

Production and ad valorem taxes.     Our 2017 production and ad valorem taxes increased approximately $0.4 million, or 5%, to $8.6 million from $8.2 million for 2016. The increase in production and ad valorem taxes was primarily the result of an increase in oil, NGLs and gas sales over 2016. Production and ad valorem taxes were approximately 8.2% and 9.1% of oil, NGLs and gas sales for the respective periods. The decrease in production and ad valorem taxes as a percentage of revenue was primarily due to a refund from the state of Texas for production taxes of $0.5 million relating to tax reimbursements.

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

Exploration expense.     We recorded $3.7 million, $3.9 million and $4.4 million of exploration expense for 2017, 2016 and 2015, respectively. The decrease in exploration expense in 2017 was primarily due to a decrease in lease expirations in the current year. Exploration expense for 2017 and 2016 resulted primarily from lease expirations in the Permian Basin. In 2015, exploration expense included $2.2 million related to the early termination fees of drilling contracts.

General and administrative expenses.     Our general and administrative expenses (“G&A”) decreased $0.4 million, or 2%, to $24.3 million ($5.75 per Boe) for 2017 from $24.7 million ($5.45 per Boe) for 2016. The decrease in G&A was primarily due to lower share-based compensation, partially offset by an increase in salaries and benefits and professional fees. In 2017 and 2016, G&A included $0.8 million and $1.3 million in expense related to cash-settled performance awards, respectively; these awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe.

Our G&A decreased $3.6 million, or 13%, to $24.7 million ($5.45 per Boe) for 2016 from $28.3 million ($5.12 per Boe) for 2015. The decrease in G&A was primarily due to lower share-based compensation, professional fees and other cost saving initiatives.

The following table summarizes G&A (in millions) and G&A per Boe.

	Year Ended December 31,
	2017		2016		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$12.6	$2.99	$12.1	$2.68	$0.5	$0.31	11.6%
Share-based compensation	4.7	1.10	6.3	1.38	(1.6)	(0.28)	(20.3)
Professional fees	2.3	0.54	1.6	0.36	0.7	0.18	50.0
Other	4.7	1.12	4.7	1.03	0.0	0.09	8.7
Total	$24.3	$5.75	$24.7	$5.45	$(0.4)	$0.30	5.5%

	Year Ended December 31,
	2016		2015		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$12.1	$2.68	$12.1	$2.19	$0.0	$0.49	22.4%
Share-based compensation	6.3	1.38	8.0	1.44	(1.7)	(0.06)	(4.2)
Professional fees	1.6	0.36	2.9	0.52	(1.3)	(0.16)	(30.8)
Other	4.7	1.03	5.3	0.97	(0.6)	0.06	6.2
Total	$24.7	$5.45	$28.3	$5.12	$(3.6)	$0.33	6.4%

Termination costs.     We did not recognize termination costs in 2017 or 2016. In 2015, we recorded $1.4 million of termination costs in connection with a reduction in our workforce.

Depletion, depreciation and amortization expense.      Our depletion, depreciation and amortization expense (“DD&A”) decreased $8.5 million, or 11%, to $70.5 million for 2017, from $79 million for 2016. The decrease in DD&A in 2017 over 2016 was primarily attributable to a decrease in production. Our DD&A per Boe decreased by $0.76, or 4%, to $16.66 per Boe for 2017, compared to $17.42 per Boe for 2016. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

DD&A decreased $30.3 million, or 28%, to $79 million for 2016, from $109.3 million for 2015. The decrease in DD&A in 2016 over 2015 was primarily attributable to a decrease in production. Our DD&A per Boe decreased by $2.34, or 12%, to $17.42 per Boe for 2016, compared to $19.76 per Boe for 2015. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Impairment of oil and gas properties.     We did not recognize an impairment on our oil and gas properties in 2017 or 2016. We recognized a non-cash impairment loss of $220.2 million in 2015, due primarily to a decrease in our estimated future cash flows related to forward commodity prices. The impairment loss was primarily attributable to vertical Canyon wells in Ozona Northeast. Significant inputs used to assess proved property impairment include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing of recovery and (vi) discount rate.

Interest expense, net.     The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	Year Ended December 31,
	2017	2016	2015
Interest expense	$21,053	$27,259	$25,066
Weighted average interest rate	5.4%	5.4%	5.1%
Weighted average debt balance	$388,629	$507,605	$491,528

Interest expense for the years ended December 31, 2017, 2016 and 2015 includes amortization of debt issuance costs of $0.9 million, $1.4 million and $1.6 million, respectively. Interest expense, net, decreased $6.2 million or 23%, to $21.1 million for 2017, compared to $27.3 million for 2016. This decrease was primarily due to the reduction in our interest expense on outstanding Senior Notes ($9.8 million), partially offset by an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility.

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

Gain on extinguishment of debt.     In 2017, we recognized a gain of $5.1 million on the Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged. In 2016, we did not repurchase or retire any outstanding debt. In 2015, we repurchased a portion of our Senior Notes in the open market with an aggregate face value of $19.7 million for a purchase price of $8.8 million, including accrued interest. This resulted in a gain on extinguishment of debt of $10.6 million.

Other income.     Other income for the years ended December 31, 2017, 2016 and 2015 was $32,000, $1.5 million and $0.2 million, respectively. In 2016, we recorded a contractual settlement of $1.4 million in other income.

Income taxes.     In 2017, we recognized an income tax provision of $76.4 million, compared to an income tax benefit of $24.4 million and $93.4 million in 2016 and 2015, respectively. The following table reconciles our income tax expense for the years ended December 31, 2017, 2016 and 2015, to the U.S. federal statutory rate of 35% (dollars in thousands).

	Years Ended December 31,
	2017	2016	2015
Statutory tax at 35%	$(12,578)	$(26,831)	$(93,628)
State taxes, net of federal impact	528	578	(1,463)
Share-based compensation tax shortfall	1,279	1,826	1,939
Permanent differences	11	11	26
Other differences	30	(2)	(1,035)
Change in federal tax rate	(51,939)	—	—
Write-off of deferred tax assets	139,090	—	756
Total	$76,421	$(24,418)	$(93,405)

In 2017, the Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change net operating losses (“NOLs”). Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We recorded a net tax benefit of $51.9 million to reflect the impact of the Tax Cuts and Jobs Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. We expect our effective income tax rate to decrease in 2018 due to the reduction in the U.S. statutory federal income tax rate.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, to the extent available, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon commodity prices, our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisitions, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility. At December 31, 2017, we were in compliance with all required covenants under our revolving credit facility. If commodity prices decline from current levels, this may trigger non-compliance with required debt covenants in the future and otherwise adversely impact our ability to operate.

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

In 2017, we completed the Exchange Transactions, which reduced our Senior Notes by $145.1 million and resulted in $44.3 million in interest savings over the remaining term of the Senior Notes. The Exchange Transactions improved our operating cash flow through the reduction of interest expense. Additionally, in 2017, we completed the Bolt-On Acquisition, which we expect will benefit our future operating cash flow through an increase in production volumes.

Liquidity

We define liquidity as funds available under our revolving credit facility plus year-end net cash and cash equivalents. Our liquidity is subject to our continued compliance with the covenants under our revolving credit facility. At December 31, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 3 to our consolidated financial statements for additional discussion of the covenants under our revolving credit facility.  At December 31, 2017, we had $291 million in borrowings outstanding under our revolving credit facility and $21,000 in cash and cash equivalents, compared to $273 million in borrowings outstanding under our revolving credit facility at both December 31, 2016, and 2015, and $21,000 and $0.6 million in cash and cash equivalents at December 31, 2016, and 2015, respectively. Our liquidity position at December 31, 2017, decreased compared to December 31, 2016, due to an increase in the outstanding borrowings under our revolving credit facility. In December 2017, we entered into a fourth amendment to our revolving credit facility, which among other things, extended the maturity date of the revolving credit facility from May 7, 2019 to May 7, 2020 and reaffirmed the aggregate lender commitments of $325 million.

The borrowing base under our revolving credit facility is redetermined semi-annually based on our oil, NGLs and gas reserves. In May 2016, the borrowing base decreased from $450 million to $325 million. In September 2015, the borrowing base decreased from $525 million to $450 million. In April 2015, the borrowing base decreased from $600 million to $525 million. The reductions in our borrowing base in 2016 and 2015 were primarily attributable to decreases in commodity prices. We expect that our next regularly scheduled borrowing base review process will be completed in the second quarter of 2018.

The following table summarizes our liquidity position at December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Credit Facility commitments	$325,000	$325,000	$450,000
Cash and cash equivalents	21	21	600
Long-term debt — Credit Facility	(291,000)	(273,000)	(273,000)
Undrawn letters of credit	(325)	(575)	(325)
Liquidity	$33,696	$51,446	$177,275

Working Capital

Our working capital is affected primarily by the fair value of our commodity derivative positions and our capital spending program. At December 31, 2017, we had a working capital deficit of $8.4 million, compared to a working capital deficit of $13.9 million and $8.1 million at December 31, 2016 and 2015, respectively. The change in working capital during 2017 was primarily attributable to prepayment of hydraulic fracturing services and changes in fair value of our commodity derivatives partially offset by an increase in accrued liabilities due to an increase in capital expenditures. The change in working capital during 2016 was primarily attributable to changes in fair value of our commodity derivatives partially offset by a decrease in accounts payable and accrued liabilities due to a decrease in capital expenditures and cost reductions. The change in working capital during 2015 was primarily attributable to a decrease in accounts payable and accrued liabilities due to a decrease in our capital expenditures. To the extent we operate or end 2018 with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Year Ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$37,454	$26,081	$102,716
Cash flows used in investing activities	(52,409)	(23,890)	(217,347)
Cash flows (used in) provided by financing activities	14,955	(2,770)	114,799
Net (decrease) increase in cash and cash equivalents	$—	$(579)	$168

For 2017, our primary sources of cash were from operating activities and financing activities. Approximately $37.5 million of cash from operations and $15 million of cash from financing activities were used to fund our development project in the Permian Basin. Cash flows used in investing activities were higher in 2017 compared to 2016, primarily due to an increase in capital expenditures of $27.3 million as a result of improved commodity prices and a decrease in interest expense as a result of the Exchange Transactions. Cash flows provided by financing activities were higher in 2017 primarily due to $18 million in net borrowings on our revolving credit facility in 2017, compared to no net borrowings on our revolving credit facility in 2016.

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

Operating Activities

For 2017, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities increased by $11.4 million, or 44%, to $37.5 million in 2017 from $26.1 million in 2016. The increase in cash flows from operating activities in 2017 from 2016 was primarily due to an increase in oil, NGLs and gas sales as a result of higher commodity prices and a decrease in interest expense as a result of the Exchange Transactions, partially offset by an increase in realized losses from our commodity derivative activity.

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

Investing Activities

During the years ended December 31, 2017, 2016 and 2015, we invested $47.1 million, $19.8 million and $151.2 million, respectively, for capital expenditures on oil and gas properties. Cash flows used in investing activities was higher in 2017 compared to 2016 primarily due to an increase in capital expenditures. Our capital expenditures for 2017 were primarily attributable to drilling and development ($44.2 million), infrastructure projects and equipment ($3.6 million), acreage extensions ($0.2 million), partially offset by a sales tax refund ($0.9 million). Cash used in investing activities also included changes in working capital associated with investing activities ($5.3 million) primarily related to prepayment of hydraulic fracturing services. Cash flows used in investing activities were lower in 2016 compared to 2015, primarily due to a decrease in capital expenditures of $131.4 million as a result of depressed commodity prices.

The following table is a summary of capital expenditures related to our oil and gas properties (in thousands).

	Years Ended December 31,
	2017	2016	2015
Permian Basin	$43,208	$16,692	$139,103
Permian Basin acquisitions	—	—	—
Subtotal	43,208	16,692	139,103
East Texas Basin	—	—	—
Exploratory projects	—	—	—
Infrastructure projects, equipment and 3-D seismic	3,612	3,079	11,422
Lease acquisitions and extensions	231	17	653
Total	$47,051	$19,788	$151,178

Financing Activities

The following is a description of our financing activities in 2017, 2016 and 2015.

•

In 2017, we completed the Exchange Transactions, which reduced our Senior Notes by $145.1 million and provided for in $44.3 million in interest savings over the remaining term of the Senior Notes. The Exchange Transactions improved our operating cash flow through the reduction of interest expense. We incurred equity issuance costs of $2.8 million related to the Exchange Transactions, which were recorded as a reduction to additional paid-in capital.

•

In December 2017, we entered into a fourth amendment to the revolving credit facility. The fourth amendment, among other things, (a) extended the maturity date of the revolving credit facility from May 7, 2019, to May 7, 2020, (b) reaffirmed the aggregate lender commitments of $325 million, (c) increased the applicable margin rates on borrowings by 50 basis points, and (d) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from proved developed producing (“PDP”) reserves. In connection with the fourth amendment to the revolving credit facility, we incurred $1 million of debt issuance costs.

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

In 2017, we increased the net outstanding balance under our revolving credit facility by $18 million, compared to no net increase or decrease in borrowings under our revolving credit facility in 2016, and $123 million of net borrowings under our revolving credit facility in 2015.

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

Revolving Credit Facility

We have a $1 billion revolving credit facility with a borrowing base and aggregate lender commitments of $325 million. The borrowing base is redetermined semi-annually based on our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year. We expect that our next regularly scheduled borrowing base review process will be completed in the second quarter of 2018.

The maturity date under our revolving credit facility is May 7, 2020. Borrowings bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 3% to 4%. Margins vary based on the borrowings outstanding compared to the borrowing base. In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under our revolving credit facility.

We had outstanding borrowings of $291 million and $273 million under our revolving credit facility at December 31, 2017 and 2016, respectively. The weighted average interest rate applicable to borrowings under our revolving credit facility in 2017 was 4.5%. We also had outstanding unused letters of credit under our revolving credit facility totaling $0.3 million at December 31, 2017, which reduce amounts available for borrowing under our revolving credit facility.

Obligations under our revolving credit facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 95% of the total value of all oil and gas properties of the Company and its subsidiaries.

On December 21, 2017, we entered into a fourth amendment to the revolving credit facility. The fourth amendment, among other things, (a) extended the maturity date of the revolving credit facility from May 7, 2019, to May 7, 2020, (b) increased the applicable margin rates on borrowings by 50 basis points, and (c) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from PDP reserves. In connection with the fourth amendment to the revolving credit facility, we incurred $1 million of debt issuance costs.

On May 3, 2016, we entered into a third amendment to our revolving credit facility.  Specifically, the third amendment (a) decreased the borrowing base to $325 million from $450 million, (b) increased the applicable margin rates on borrowings by 100 basis points, (c) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, and (d) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness.

On December 30, 2014, we entered into a second amendment to our revolving credit facility. The second amendment, among other things, modified the negative covenant allowing optional redemption of unsecured notes.

Covenants

Our revolving credit facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.5 to 1.0 through December 31, 2017, a ratio of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At December 31, 2017, our consolidated interest coverage ratio was 2.7 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At December 31, 2017, our consolidated modified current ratio was 2.1 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of no more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter no more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) no more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019.

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

During the year ended December 31, 2017, we completed the Exchange Transactions which reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

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

At December 31, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Contractual Obligations

As of December 31, 2017, our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.

In April 2007, we signed a five-year lease for approximately 13,000 square feet of office space in Fort Worth, Texas. Since that time, we have expanded the lease to approximately 35,000 square feet and extended the term to September 30, 2021.

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

At December 31, 2017, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, was approximately $6.3 million at December 31, 2017. This estimate assumes the maximum potential bonus for 2017 is earned by each executive officer during 2017.

The following table summarizes these commitments as of December 31, 2017 (in thousands).

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit agreement(1)	$291,000	$—	$291,000	$—	$—
Senior Notes(2)	106,124	5,967	11,934	88,223	—
Operating lease obligations(3)	3,265	852	1,736	677	—
Asset retirement obligations(4)	11,065	—	—	—	11,065
Employment agreements with executive officers and cash-settled performance awards (5)	8,370	7,904	466	—	—
Total	$419,824	$14,723	$305,136	$88,900	$11,065

(1)	Credit agreement matures on May 7, 2020. See Note 3 to our consolidated financial statements for a discussion regarding interest payable under our revolving credit facility.
(2)	7% Senior Notes due 2021, including interest payable semi-annually on June 15 and December 15.
(3)	Operating lease obligations are for office space and equipment.
(4)	See Note 1 to our consolidated financial statements for a discussion of our asset retirement obligations.

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

Proved Reserves

For the year ended December 31, 2017, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of 100% of our reported proved reserves, in accordance with rules and guidelines established by the SEC.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2017, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to

December 31, 2017, for oil, NGLs and gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and gas reserves.

See also Item 2. “Properties — Proved Oil and Gas Reserves” and Note 10 to our consolidated financial statements in this report for additional information regarding our estimated proved reserves.

Derivative Instruments and Commodity Derivative Activities

Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative (loss) gain on our consolidated statements of operations. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

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

For the years ended December 31, 2017 and 2016 we recognized commodity derivative losses of $0.3 million and $5.5 million, respectively; compared to commodity derivative gains of $19.3 million for the year ended December 31, 2015.

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

Impairment of Long-Lived Assets

All of our long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil, NGLs and gas, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test an asset for impairment may result from significant declines in commodity prices or downward revisions to estimated quantities of oil and gas reserves. Any assets held for sale are reviewed for impairment when we approve the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. We recorded no impairment of our proved properties for the years ended December 31, 2017 or 2016. For the year ended December 31, 2015, we recognized a non-cash impairment loss of $220.2 million, primarily attributable to vertical Canyon wells in Ozona Northeast. See Note 7 to our consolidated financial statements in this report for additional information regarding the significant inputs and methodology used in determining the impairment loss.

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

We monitor our deferred tax assets by jurisdiction to assess their potential realization, and a valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. To the extent that a valuation allowance is established or changed during any period, we would recognize expense or benefit within our consolidated tax expense. We currently have a valuation allowance of $0.5 million on our deferred tax assets, after accounting for the change in the corporate federal income tax rate under the Tax Cuts and Jobs Act.

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

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 or 2015. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment. It may also increase the cost of labor or supplies.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2017, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Proved Reserves

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2017, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2017, for oil, NGLs and natural gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves.

We expect that reductions in oil, NGLs and gas prices will not only decrease our revenues, but will also reduce the amount of oil, NGLs and gas that we can produce economically and therefore lower our oil, NGLs and gas reserves. A decrease of 10% in the oil, NGLs and gas prices used in our reserve report as of December 31, 2017, holding production and development costs constant, would result in:

•	a decrease in our PV-10 as of December 31, 2017 of 25%;
•	a decrease in our total proved reserves of 28%; and
•	a decrease in our proved undeveloped reserves of 43%.

Actual future net revenues and reserve volumes also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. Additionally, depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and natural gas reserves. A hypothetical 10% decline in our December 31, 2017, estimated proved reserves would have increased our depletion expense by approximately $1.8 million for the year ended December 31, 2017.

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

In the year ended December 31, 2017, the NYMEX WTI prompt month price ranged from a low of $42.53 per barrel to a high of $60.42 per barrel. In the year ended December 31, 2016, the NYMEX WTI prompt month price ranged from a low of $26.21 per barrel to a high of $54.06 per barrel.

In the year ended December 31, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.56 per MMBtu to a high of $3.72 per MMBtu. In the year ended December 31, 2016, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $1.64 per MMBtu to a high of $3.93 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. We do not designate such instruments as cash flow hedges. Accordingly, we record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as commodity derivative (loss) gain on our consolidated statements of operations as they occur.

The table below summarizes our commodity derivatives positions outstanding at December 31, 2017.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 — December 2018	Swap	300 Bbls/day	$50.00/Bbl
January 2018 — March 2018	Collar	1,000 Bbls/day	$50.00/Bbl - $55.05/Bbl
January 2018 — June 2018	Collar	500 Bbls/day	$55.00/Bbl - $60.00/Bbl
Natural Gas
January 2018 — December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 — December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu
NGLs (C3 - Propane)
January 2018 — March 2018	Swap	450 Bbls/day	$30.24/Bbl
NGLs (IC4 - Isobutane)
January 2018 — March 2018	Swap	50 Bbls/day	$36.12/Bbl
NGLs (NC4 - Butane)
January 2018 — March 2018	Swap	150 Bbls/day	$35.70/Bbl

After December 31, 2017, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 — September 2018	Swap	700 Bbls/day	$60.50/Bbl
April 2018 — September 2018	Swap	800 Bbls/day	$60.50/Bbl
NGLs (C2 - Ethane)
February 2018 — December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
February 2018 — December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
February 2018 — December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
February 2018 — December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
January 2018 — December 2018	Swap	200 Bbls/day	$56.364/Bbl

At December 31, 2017, the fair value of our open derivative contracts was a net liability of approximately $0.8 million, compared to a liability of $4.9 million at December 31, 2016.

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

Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative (loss) gain on our consolidated statements of operations. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

For the years ended December 31, 2017 and 2016 we recognized commodity derivative losses of $0.3 million and $5.5 million, respectively; compared to commodity derivative gains of $19.3 million for the year ended December 31, 2015. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $3 million decrease in the fair value recorded of our commodity derivative positions on our balance sheet at December 31, 2017, and a corresponding increase to the commodity derivative loss on our statement of operations for the year ended December 31, 2017.

See Note 7 to our consolidated financial statements for a discussion of our fair value measurements.

Interest Rate Risk

We are exposed to interest rate risk on the outstanding borrowings under our revolving credit facility. At December 31, 2017, we had $291 million outstanding under our revolving credit facility. Outstanding borrowings under our revolving credit facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 3% to 4%. Margins vary based on the borrowings outstanding compared to the borrowing base. A hypothetical increase of 50 basis points in the floating interest rate on outstanding borrowings under our revolving credit facility at December 31, 2017, would result in a $1.5 million increase in annual interest expense. We currently do not engage in any interest rate hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental data are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2017. Moss Adams LLP (“Moss Adams”), our independent registered public accounting firm, also attested to, and reported on, our internal control over financial reporting. Management’s report and Moss Adams’s attestation report are referenced on page F-1 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm —Internal Control over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 of this report will be contained under the captions “Election of Directors–Directors,” “Executive Officers” and “Corporate Governance” to be provided in our proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2017, which is incorporated herein by reference. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Lead Independent Director Charter, our Governance Guidelines and our Code of Conduct may be found on our website at www.approachresources.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report will be contained under the caption “Executive Compensation” in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2017, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report will be contained under the caption “Stock Ownership Matters” in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2017, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of this report will be contained under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance–Board Independence” in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2017, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this report will be contained under the caption “Independent Registered Public Accountants” in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2017, which is incorporated herein by reference.

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

4.5

Agreement dated as of April 28, 2016, by and among Approach Resources, Inc., Wells Fargo Bank, National Association, and Wilmington Trust, National Association (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit title

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

*4.8	Registration Rights Agreement, dated as of November 20, 2017, by and among Approach Resources Inc. and Amistad Energy Partners, LLC.

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

10.9†

Sixth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 7, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2017, and incorporated herein by reference).

10.10†

Fifth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 2, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.11†

Fourth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.12†	Third Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015, and incorporated herein by reference).

10.13†

Second Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan, effective as of May 31, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2012, and incorporated herein by reference).

10.14†

First Amendment dated December 31, 2008, to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008, and incorporated herein by reference).

10.15†

Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007, and incorporated herein by reference).

10.16†

Form of Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2008, and incorporated herein by reference).

10.17†

Form of Performance-Based, Time-Vesting Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 11, 2011, and incorporated herein by reference).

10.18†

Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

10.19†

Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2012, and incorporated herein by reference).

10.20†

Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.21

Exchange Agreement, dated as of November 2, 2016, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2016, and incorporated herein by reference).

10.22

Stockholder Agreement, dated as of January 27, 2017, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.23

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

10.24

Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2011, and incorporated herein by reference).

10.25	Specimen Oil and Gas Lease for University Lands (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2012, and incorporated herein by reference).

10.26

Fourth Amendment dated as of December 21, 2017, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the lenders party thereto (files as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2017, and incorporated herein by reference).

10.27

Third Amendment dated as of May 3, 2016, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and amount the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016, and incorporated herein by reference).

10.28

Second Amendment dated as of December 30, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2015, and incorporated herein by reference).

10.29

First Amendment dated as of November 4, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2014, and incorporated herein by reference).

10.30

Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time-to-time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.31

Amended and Restated Guaranty and Pledge Agreement, dated as of May 7, 2014, by and among the Company, the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.32

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

Exhibit Number	Exhibit title

10.33

Crude Oil Purchase Agreement dated as of September 12, 2012, between Approach Operating, LLC and Approach Oil & Gas Inc., as Seller, and Wildcat Permian Services LLC, as Buyer (pursuant to a request for confidential treatment, portions of this exhibit have been redacted and have been provided separately to the Securities and Exchange Commission) (filed as Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed or November 6, 2012, and incorporated herein by reference).

*12.1	Statement of Computation Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 28, 2008, and incorporated herein by reference).

*21.1	Subsidiaries.

*23.1	Consent of Moss Adams LLP.

*23.2	Consent of Hein & Associates LLP.

*23.3	Consent of DeGolyer and MacNaughton.

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Report of DeGolyer and MacNaughton.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
ITEM 16.	FORM 10-K SUMMARY

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

“Recompletion” or to “recomplete” a well	The addition of production from another interval or formation in an existing wellbore.

Reserve life	This index is calculated by dividing year-end 2017 estimated proved reserves by 2017 production of 4.2 MMBoe to estimate the number of years of remaining production.

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
J. Ross Craft
Chairman of the Board and Chief Executive Officer

Date: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 9, 2018.

Signature	Title

/s/ J. Ross Craft	Chairman of the Board and Chief Executive Officer,
J. Ross Craft	(Principal Executive Officer)

/s/ Sergei Krylov	Executive Vice President and Chief Financial Officer
Sergei Krylov	(Principal Financial Officer)

/s/ Ian M. Shaw	Chief Accounting Officer,
Ian M. Shaw	(Principal Accounting Officer)

/s/ Vean J. Gregg III	Lead Independent Director
Vean J. Gregg III

/s/ Alan D. Bell	Director
Alan D. Bell

/s/ James C. Crain	Director
James C. Crain

/s/ Matthew R. Kahn	Director
Matthew R. Kahn

/s/ Morgan D. Neff	Director
Morgan D. Neff

/s/ Matthew D. Wilks	Director
Matthew D. Wilks

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework in 2013. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2017. This report appears on the following page.

By:	/s/ J. Ross Craft	By:	/s/ Sergei Krylov
	J. Ross Craft		Sergei Krylov
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

Opinion on Internal Control over Financial Reporting

We have audited Approach Resources Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework 2013 issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of Approach Resources Inc. and subsidiaries as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated  financial statements”) and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP
Dallas, Texas
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of  Approach Resources Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Dallas, Texas
March 9, 2018 We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited the accompanying consolidated balance sheet of Approach Resources Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audits includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audits also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Approach Resources Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Dallas, Texas
March 10, 2017

Approach Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$21
Accounts receivable:
Joint interest owners	117	92
Oil, NGLs and gas sales	9,678	9,547
Derivative assets	1,398	—
Prepaid expenses and other current assets	5,486	2,834
Total current assets	16,700	12,494
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,930,577	1,869,774
Furniture, fixtures and equipment	5,658	5,644
Total oil and gas properties and equipment	1,936,235	1,875,418
Less accumulated depletion, depreciation and amortization	(853,359)	(783,357)
Net oil and gas properties and equipment	1,082,876	1,092,061
Total assets	$1,099,576	$1,104,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,450	$9,482
Oil, NGLs and gas sales payable	5,363	4,190
Derivative liabilities	2,181	4,880
Accrued liabilities	8,073	7,817
Total current liabilities	25,067	26,369
NON-CURRENT LIABILITIES:
Senior secured credit facility, net	289,275	271,696
Senior notes, net	84,185	226,653
Deferred income taxes	82,102	5,615
Asset retirement obligations	11,065	10,607
Other non-current liabilities	466	663
Total liabilities	492,160	541,603
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized none outstanding	—	—
Common stock, $0.01 par value, 180,000,000 and 90,000,000 shares authorized, 94,533,246 and 41,764,770 issued and outstanding, respectively	945	418
Additional paid-in capital	742,391	586,095
Accumulated deficit	(135,920)	(23,561)
Total stockholders’ equity	607,416	562,952
Total liabilities and stockholders’ equity	$1,099,576	$1,104,555

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Years Ended December 31,
	2017	2016	2015
REVENUES:
Oil, NGLs and gas sales	$105,349	$90,302	$131,336
EXPENSES:
Lease operating	17,902	19,250	28,972
Production and ad valorem taxes	8,644	8,217	11,085
Exploration	3,657	3,923	4,439
General and administrative(1)	24,333	24,734	28,341
Termination costs	—	—	1,436
Impairment of oil and gas properties	—	—	220,197
Depletion, depreciation and amortization	70,521	79,044	109,319
Total expenses	125,057	135,168	403,789
OPERATING LOSS	(19,708)	(44,866)	(272,453)
OTHER:
Interest expense, net	(21,053)	(27,259)	(25,066)
Gain on debt extinguishment	5,053	—	10,563
Write-off of debt issuance costs	—	(563)	—
Commodity derivative (loss) gain	(262)	(5,484)	19,275
Other income	32	1,511	172
LOSS BEFORE INCOME TAX PROVISON (BENEFIT)	(35,938)	(76,661)	(267,509)
INCOME TAX PROVISON (BENEFIT):
Current	(66)	—	(265)
Deferred	76,487	(24,418)	(93,140)
NET LOSS	$(112,359)	$(52,243)	$(174,104)
LOSS PER SHARE:
Basic	$(1.35)	$(1.26)	$(4.30)
Diluted	$(1.35)	$(1.26)	$(4.30)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	83,404,104	41,488,206	40,464,283
Diluted	83,404,104	41,488,206	40,464,283
(1) Includes non-cash share-based compensation expense as follows:	4,656	6,279	7,954

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31, 2015, 2016 and 2017

(In thousands, except shares and per-share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total
	Shares	Amount
BALANCES, January 1, 2015	39,814,199	$399	$572,888	$201,040	$774,327
Issuance of common shares to directors for compensation	134,783	1	734	—	735
Restricted stock issuance, net of cancellations	897,285	8	(8)	—	—
Share-based compensation expense	—	—	7,219	—	7,219
Surrender of restricted shares for payment of income taxes	(57,562)	—	(210)	—	(210)
Net income	—	—	—	(174,104)	(174,104)
BALANCES, December 31, 2015	40,788,705	$408	$580,623	$26,936	$607,967
Cumulative effect of change in accounting principal	—	$—	$—	$1,746	$1,746
Issuance of common shares to directors for compensation	196,287	2	212	—	214
Restricted stock issuance, net of cancellations	1,013,982	10	(10)	—	—
Share-based compensation expense	—	—	6,065	—	6,065
Surrender of restricted shares for payment of income taxes	(234,204)	(2)	(795)	—	(797)
Net loss	—	—	—	(52,243)	(52,243)
BALANCES, December 31, 2016	41,764,770	$418	$586,095	$(23,561)	$562,952
Issuance of common shares to directors for compensation	179,255	$1	$448	$—	$449
Restricted stock issuance, net of cancellations	2,074,539	20	(20)	—	—
Share-based compensation expense	—	—	4,207	—	4,207
Surrender of restricted shares for payment of income taxes	(234,049)	(2)	(649)	—	(651)
Issuance of common shares in exchange for senior notes	43,175,328	432	134,526	—	134,958
Issuance of common shares for acquisition	7,573,403	76	17,784	—	17,860
Net loss	—	—	—	(112,359)	(112,359)
BALANCES, December 31, 2017	94,533,246	$945	$742,391	$(135,920)	$607,416

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares and per-share amounts)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net loss	$(112,359)	$(52,243)	$(174,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	70,521	79,044	109,319
Impairment of oil and gas properties	—	—	220,197
Amortization of debt issuance costs	866	1,396	1,561
Gain on debt extinguishment	(5,053)	—	(10,563)
Write-off of debt issuance costs	—	563	—
Commodity derivative loss (gain)	262	5,484	(19,275)
Settlements of commodity derivatives	(4,359)	6,132	52,489
Exploration expense	3,522	3,753	1,836
Share-based compensation expense	4,656	6,279	7,954
Deferred income tax (benefit) expense	76,487	(24,418)	(93,140)
Other non-cash items	(32)	(92)	(172)
Changes in operating assets and liabilities:
Accounts receivable	400	2,250	7,878
Prepaid expenses and other current assets	83	534	(325)
Accounts payable	907	358	964
Oil, NGLs and gas sales payable	919	(55)	(4,291)
Accrued liabilities	634	(2,904)	2,388
Cash provided by operating activities	37,454	26,081	102,716
INVESTING ACTIVITIES:
Additions to oil and gas properties	(47,051)	(19,788)	(151,178)
Additions to furniture, fixtures and equipment, net	(14)	(16)	(67)
Change in working capital related to investing activities	(5,344)	(4,086)	(66,102)
Cash used in investing activities	(52,409)	(23,890)	(217,347)
FINANCING ACTIVITIES:
Borrowings under credit facility	111,250	50,100	272,000
Repayment of amounts outstanding under credit facility	(93,250)	(50,100)	(149,000)
Extinguishment of senior notes	—	—	(8,722)
Tax withholdings related to restricted stock	(650)	(797)	(210)
Equity issuance costs	(2,780)	—	—
Debt issuance costs	(977)	(197)	—
Change in working capital related to financing activities	1,362	(1,776)	731
Cash (used in) provided by financing activities	14,955	(2,770)	114,799
CHANGE IN CASH AND CASH EQUIVALENTS	—	(579)	168
CASH AND CASH EQUIVALENTS , beginning of year	21	600	432
CASH AND CASH EQUIVALENTS , end of year	$21	$21	$600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$20,584	$25,972	$23,634
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$39	$36	$151

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

Oil and Gas Properties

Capitalized Costs.     Our oil and gas properties comprised the following (in thousands):

	December 31,
	2017	2016
Mineral interests in properties:
Unproved leasehold costs	$28,737	$33,596
Proved leasehold costs	60,077	44,643
Wells and related equipment and facilities	1,819,836	1,774,314
Support equipment	8,459	8,002
Uncompleted wells, equipment and facilities	13,468	9,219
Total costs	1,930,577	1,869,774
Less accumulated depreciation, depletion and amortization	(850,301)	(780,412)
Net capitalized costs	$1,080,276	$1,089,362

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to exploration expense. There were no exploratory wells capitalized, pending determination of whether the wells have proved reserves, at December 31, 2017 or 2016. Geological and geophysical costs, including seismic studies are charged to exploration expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use and while these expenditures are excluded from our depletable base. Through December 31, 2017, we have capitalized no interest costs because our individual wells and infrastructure projects are generally developed in less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“Boe”), and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment was $70.3 million, $78.7 million and $108.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are periodically evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, as events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Estimating future net cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. We recorded no impairment of our proved properties for the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells. See Note 7 for proved property impairment disclosures.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. We recorded no impairment of our unproved properties for the years ended December 31, 2017 and 2016. Certain leases that we consider non-core to our development of Project Pangea were impaired during the year ended December 31, 2015, as we did not plan to develop them. As a result, we recorded a non-cash impairment loss of unproved property of $5.5 million for the year ended December 31, 2015.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $237,000, $343,000 and $563,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, as of December 31, 2017 and 2016. See Note 7 for fair value disclosures.

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

Based on our analysis, we did not have any uncertain tax positions as of December 31, 2017 or 2016. The Company’s income tax returns are subject to examination by the relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2014 and forward and Texas income and margin tax returns for tax years 2014 and forward. There are currently no income tax examinations underway for these jurisdictions.

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

We monitor our deferred tax assets by jurisdiction to assess their potential realization, and a valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. To the extent that a valuation allowance is established or changed during any period, we would recognize expense or benefit within our consolidated tax expense. We currently have a valuation allowance of $0.5 million on our deferred tax assets, after accounting for the change in the corporate federal income tax rate under the Tax Cuts and Jobs Act.

Derivative Activity

We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. Cash settlements and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative (loss) gain.”

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We have not historically designated our derivative instruments as cash-flow hedges; however we use those instruments to reduce our exposure to fluctuations in commodity prices related to our natural gas and oil production. Derivative assets and derivative liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.

Prepaid Expenses and Other Assets

In April 2017, we entered into an agreement that secured pricing and availability of a dedicated hydraulic fracturing services crew. Under this agreement, we made a prepayment of $5 million, to be used as we completed wells. We have used $0.7 million of this prepayment related to hydraulic fracturing services provided during the first year of the agreement. As of December 31, 2017, we maintained an unused prepaid balance of $4.3 million in prepaid expenses and other current assets on our consolidated balance sheets related to this agreement. After December 31, 2017, we used an additional $0.5 million of this prepayment and $3.8 million of the unused prepaid balance was refunded to us.

Accrued Liabilities

The following is a summary of our accrued liabilities at December 31, 2017 and 2016 (in thousands):

	2017	2016
Capital expenditures accrual	$1,522	$1,067
Operating expenses and other	6,551	6,750
Total	$8,073	$7,817

Asset Retirement Obligations

Our asset retirement obligations relate to future plugging and abandonment expenses on oil and gas properties. Based on the expected timing of payments, the full asset retirement obligation is classified as non-current. There were no significant changes to the asset retirement obligations for the years ended December 31, 2017, 2016 and 2015.

Share-Based Compensation

We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in general and administrative expenses on our consolidated statements of operations. Additionally, we recognize forfeitures of share-based compensation as they occur.

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

	For the Years Ended December 31,
	2017	2016	2015
Income (numerator):
Net (loss) income — basic	$(112,359)	$(52,243)	$(174,104)
Weighted average shares (denominator):
Weighted average shares — basic	83,404,104	41,488,206	40,464,283
Dilution effect of share-based compensation, treasury method (1)	—	—	—
Weighted average shares — diluted	83,404,104	41,488,206	40,464,283
Net (loss) income per share:
Basic	$(1.35)	$(1.26)	$(4.30)
Diluted	$(1.35)	$(1.26)	$(4.30)

(1)

Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the years ended December 31, 2016 and 2015. No options were outstanding as of December 31, 2017, as they had expired.

Oil and Gas Operations

Revenue and Accounts Receivable.     We recognize revenue for our production when the quantities are delivered to or collected by the respective purchaser. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.

Accounts receivable, joint interest owners, consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil, NGLs and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2017 or 2016.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dependence on Major Customers.     For the year ended December 31, 2017, sales to American Midstream, LP (“AMID”), a successor to JP Energy Development, LP (“JP Energy”), and DCP Midstream, LP (“DCP”) accounted for approximately 52% and 47%, respectively, of our total sales. As of December 31, 2017, we had dedicated the majority of our oil production from Project Pangea through September 2022 to AMID. In addition, as of December 31, 2017, we had contracted to sell the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023. For the year ended December 31, 2016, sales to DCP and JP Energy accounted for approximately 46% and 54%, respectively of our total sales. For the year ended December 31, 2015, sales to DCP and JP Energy accounted for approximately 36% and 63%, respectively of our total sales. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that all of our purchasers are credit worthy.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil, NGLs and natural gas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update for “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition.” This accounting standard update provides new guidance concerning recognition and measurement of revenue and requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance permits adoption through the use of either a full retrospective approach or a modified retrospective approach for annual reporting periods beginning on or after December 15, 2016, with early adoption not permitted. In August 2015, FASB delayed the effective date one year, making the new standard effective for interim periods and annual periods beginning after December 15, 2017. We have completed our detailed review of our individual purchaser contracts and we have evaluated the impact of this accounting standards update on our consolidated financial statements. We adopted this standard using the modified retrospective method of adoption on January 1, 2018. Adoption of this standard did not have a significant impact on our consolidated statements of operations or cash flows. We implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and generate the disclosures required under the new standard. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers including disaggregation of revenue and remaining performance obligations, beginning with our Form 10-Q for the three months ended March 31, 2018.

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. Currently, the Company is evaluating the standard’s applicability to our various contractual arrangements. We believe that the adoption this standard will result in recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this new guidance on its consolidated financial statements.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In January 2017, FASB issued an accounting standards update for “Clarifying the Definition of a Business,” which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact of this new guidance on its consolidated financial statements.

In August 2017, FASB issued an accounting standards update for “Derivatives and Hedging,” which amends existing guidance related to the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have elected to early adopt this standard in the first quarter of 2018. Adoption of this standard did not impact our consolidated statements of operations or cash flows. Although we have not historically designated our derivative contracts as cash-flow hedges, we may in the future designate commodity derivative contracts as cash-flow hedges.

2.	Equity Exchange Transactions

Debt exchange

On November 2, 2016, we entered into an exchange agreement with Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”), the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”), to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”). On January 26, 2017, our stockholders approved the Exchange Transactions (defined below) and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by Wilks. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes and eliminated certain restrictive covenants discussed in Note 3.

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

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

Acquisition

On November 1, 2017, we entered into a definitive agreement to acquire producing properties directly adjacent to our acreage in the Permian Basin (the “Bolt-On Acquisition”). The Bolt-On Acquisition closed on November 20, 2017, and we issued 7,573,403 newly issued shares of common stock, par value $0.01 per share, with an effective date of September 1, 2017. The purchase price is subject to customary post-closing adjustments, and is expected to be finalized in the first quarter of 2018. Any adjustments to the purchase price are expected to be settled in shares of common stock. The Bolt-On Acquisition was accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The results of operations attributable to the Bolt-On Acquisition are included in our consolidated statements of operations beginning on November 20, 2017. We recognized revenue of $0.5 million from these assets from November 20, 2017 to December 31, 2017. In connection with the Bolt-On Acquisition, we incurred $0.1 million of acquisition-related costs which were expensed as incurred and are included in general and administrative expenses on our consolidated statements of operations.

We are in the process of identifying and determining the fair values of the assets acquired and liabilities assumed, pursuant to the Bolt-On Acquisition, and as a result, the estimates for fair value are subject to change. We anticipate certain changes, including, but not limited to, adjustments to working capital that are expected to be finalized prior to the measurement period’s expiration. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed as a result of the Bolt-On Acquisition (in thousands):

Accounts receivable	$558
Proved leasehold costs	13,865
Lease and well equipment	3,466
Total assets acquired	17,889
Accounts payable	(106)
Oil, NGLs and gas sales payable	(255)
Accrued liabilities	(25)
Asset retirement obligations	(71)
Total liabilities assumed	(457)
Estimated fair value of net assets acquired	$17,432

We estimated the fair value of oil and gas properties and equipment and asset retirement obligations as of November 20, 2017, using a discounted cash flow model, which is a non-recurring Level 3 fair value measurement. Significant inputs to the valuation of natural gas and oil properties include estimates of: (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) future oil and gas reserves to be recovered and the timing thereof, and (v) discount rates.

3.	Long-Term Debt

The following table provides a summary of our long-term debt at December 31, 2017, and December 31, 2016 (in thousands).

	December 31, 2017	December 31, 2016
Senior secured credit facility:
Outstanding borrowings	$291,000	$273,000
Debt issuance costs	(1,725)	(1,304)
Senior secured credit facility, net	289,275	271,696
Senior notes:
Principal	85,240	230,320
Debt issuance costs	(1,055)	(3,667)
Senior notes, net	84,185	226,653
Total long-term debt	$373,460	$498,349

Senior Secured Credit Facility

At December 31, 2017, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020. The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Borrowings under the Credit Facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%. In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had $291 million of outstanding borrowings under the Credit Facility at December 31, 2017, compared to $273 million of outstanding borrowings under the Credit Facility at December 31, 2016. The weighted average interest rate applicable to borrowings under the Credit Facility in 2017 was 4.5%. We also had outstanding unused letters of credit under our Credit Facility totaling $0.3 million at December 31, 2017, compared to $0.6 million at December 31, 2016, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to grant liens in favor of the lenders covering the oil and gas properties of the Company and its subsidiaries representing at least 95% of the total value of all oil and gas properties of the Company and its subsidiaries.

On December 21, 2017, we entered into a fourth amendment to the Credit Facility. The fourth amendment, among other things, (a) extended the maturity date of the Credit Facility from May 7, 2019, to May 7, 2020, (b) increased the applicable margin rates on borrowings by 50 basis points, and (c) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from proved developed producing reserves. In connection with the fourth amendment to the Credit Facility we incurred $1 million of debt issuance costs.

On May 3, 2016, we entered into a third amendment to the Credit Facility. The third amendment, among other things, (a) decreased the borrowing base to $325 million from $450 million, (b) increased the applicable margin rates on borrowings by 100 basis points, (c) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, (d) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness, and (e) requires cash and cash equivalents in excess of $35 million held by the Company to be applied to reduce outstanding borrowings under the Credit Facility. In connection with the third amendment to the Credit Facility, $0.6 million of debt issuance costs were written off as a result of the reduction in the borrowing base, and we incurred $0.2 million of debt issuance costs.

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.5 to 1.0 through December 31, 2017, a ratio of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At December 31, 2017, our consolidated interest coverage ratio was 2.7 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At December 31, 2017, our consolidated modified current ratio was 2.1 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019.

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

Senior Notes

In June 2013, we completed our public offering of $250 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”). Annual interest on the Senior Notes is payable semi-annually on June 15 and December 15. On December 15, 2017, we made a semi-annual interest payment of $3 million. We received net proceeds from the issuance of the Senior Notes of approximately $243 million, after deducting fees and expenses. We used a portion of the net proceeds from the offering to repay all outstanding borrowings under the Credit Facility, fund our capital expenditures for the development of our Wolfcamp shale oil resource play and for general working capital needs.

During the year ended December 31, 2017, we completed the Exchange Transactions which reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

During the year ended December 31, 2015, we repurchased Senior Notes in the open market with an aggregate face value of $19.7 million for a purchase price of $8.8 million, including accrued interest. This resulted in a gain on extinguishment of debt of $10.6 million.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $43 million of our outstanding Senior Notes as of December 31, 2017. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. As of December 31, 2017, we recorded a current liability $0.1 million of accrued interest attributable to the Senior Notes held by Wilks.

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

At December 31, 2017, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Termination Costs

In September 2015, we reduced our workforce to decrease costs and better align our workforce with the needs of the business and oil and gas prices. In connection with the reduction, we incurred $1.4 million in expenses, which was recorded in termination costs on our consolidated statements of operations. As of December 31, 2017, there was no remaining liability related to termination costs on our consolidated balance sheets. We also recorded a benefit of $0.3 million in share-based compensation expense related to the forfeiture of unvested shares of restricted stock in connection with our workforce reduction, which was recorded in general and administrative expense on our consolidated statements of operations.

5.	Share-Based Compensation

In June 2007, our board of directors and stockholders approved the 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, we may grant restricted stock, stock options, stock appreciation rights, restricted stock units, performance awards, unrestricted stock awards and other incentive awards. The maximum number of shares of common stock available for the grant of awards under the 2007 Plan is 6,125,000. Awards of any stock options are to be priced at not less than the fair market value at the date of the grant. We use (i) the closing stock price on the date of grant for the fair value of restricted stock awards, including performance-based awards, (ii) the Monte Carlo simulation method for the fair value of market-based awards, (iii) the fair market value of our common stock on the valuation date for cash-settled performance awards and (iv) the Black-Scholes option price model to measure the fair value of stock options. The vesting period of any stock award is to be determined by the board or an authorized committee at the time of the grant.

Share-based compensation expense amounted to $4.7 million, $6.3 million and $8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Such amounts represent the estimated fair value of stock awards for which the requisite service period elapsed during those periods. Share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, included $449,000, $214,000 and $735,000, respectively, related to grants to non-employee directors.

Stock Options

There were no stock option grants during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2017, 38,525 options expired, and no options were outstanding as of December 31, 2017. There were no options exercised during the years ended December 31, 2017, 2016 and 2015.

Nonvested Shares

Share grants totaling 2,343,522 shares, 1,318,229 shares and 1,278,329 shares with an approximate aggregate fair market value of $5.6 million, $2.5 million and $6.2 million, based on the closing price of our common stock on the date of grant, were granted to employees and non-employee directors during the years ended December 31, 2017, 2016 and 2015, respectively. Included in the share grants for 2017, 2016 and 2015, are 1,492,652 shares, 550,272 shares and 724,249 shares, respectively, awarded to our executive officers. The aggregate fair market value of these shares on the grant date was $3.6 million, $0.3 million and $4.5 million, respectively, to be expensed over a service period of approximately three years, subject to certain performance restrictions. The share grants for executive officers noted above does not include the cash-settled performance awards, which are discussed in more detail below.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of nonvested shares for the years ended December 31, 2017, 2016 and 2015, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,122,410	$16.52
Granted	1,278,329	4.87
Vested	(419,222)	15.26
Canceled	(246,261)	14.30
Nonvested at December 31, 2015	1,735,256	$8.60
Granted	1,318,229	1.90
Vested	(992,461)	7.03
Canceled	(107,960)	17.33
Nonvested at December 31, 2016	1,953,064	$4.39
Granted	2,343,522	2.39
Vested	(902,197)	6.73
Canceled	(89,728)	5.17
Nonvested at December 31, 2017	3,304,661	$2.21

As of December 31, 2017, unrecognized compensation expense related to the nonvested shares amounted to $4 million, which will be recognized over a remaining service period of two years.

Cash-settled performance awards

In 2016, in addition to the share grants discussed above, we awarded 1,100,543 cash-settled performance awards, subject to certain performance conditions, to our executive officers. The aggregate fair market value of the cash-settled shares on the grant date was approximately $1 million, to be expensed over a remaining service period of approximately two years, subject to performance conditions.

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured, based on the fair market value of our common stock of the vested portion of the award, at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the years ended December 31, 2017, and December 31, 2016, we recognized $0.8 million and $1.3 million in expense related to the cash-settled performance awards, respectively. As of December 31, 2017, we recorded a current liability of $1.6 million and a non-current liability of $0.5 million on our consolidated balance sheet related to these awards.

Subsequent Restricted Share Award

Subsequent to December 31, 2017, 774,590 cash settled performance awards, subject to certain performance conditions, and 387,295 restricted shares, subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR, were granted to our executive officers. The aggregate fair market value of the cash settled performance awards and TSR restricted shares on the date of grant was approximately $2.4 million and $0.8 million, respectively, to be expensed over a remaining service period of approximately three years.

Employee Benefit Plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 3% of eligible compensation and 50% on the next 2% of eligible compensation. The Company made contributions to the plan of approximately $333,000, $338,000 and $404,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Our provision for income taxes comprised the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(66)	$—	$(265)
State	—	—	—
Total current provision for income taxes	$(66)	$—	$(265)
Deferred:
Federal	$75,341	$(24,957)	$(91,716)
State	1,146	539	(1,424)
Total deferred provision for income taxes	$76,487	$(24,418)	$(93,140)

Total income tax expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income (in thousands):

	Years Ended December 31,
	2017	2016	2015
Statutory tax at 35%	$(12,578)	$(26,831)	$(93,628)
State taxes, net of federal impact	528	578	(1,463)
Share-based compensation tax shortfall	1,279	1,826	1,939
Permanent differences	11	11	26
Other differences	30	(2)	(1,035)
Change in federal tax rate	(51,939)	—	—
Write-off of deferred tax assets	139,090	—	756
Total	$76,421	$(24,418)	$(93,405)

In 2017, the Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change net operating losses (“NOLs”). Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We recorded a net tax benefit of $51.9 million to reflect the impact of the Tax Cuts and Jobs Act as of December 31, 2017, as it is required to reflect the change in the period in which the law is enacted.

In 2017, 2016 and 2015, the Company recorded a tax shortfall related to share-based compensation of $1.3 million, $1.8 million and $1.9 million, respectively. This shortfall is for grants in which the realized tax deduction was less than the expense booked for these grants due to a decline in share price from the time of grant.

In 2016, we early adopted accounting standards update for “Compensation — Stock Compensation.” As a result, we recognized an increase in accumulated earnings and our NOLs in 2016 of $1.7 million related to the change in accounting principal as of January 1, 2016.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax basis of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $82.1 million and $5.6 million at December 31, 2017 and 2016, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Significant components of net deferred tax assets and liabilities are (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$39,991	$155,018
Derivative liabilities	471	1,732
Other	533	892
Total deferred tax assets	40,995	157,642
Deferred tax liabilities:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(122,335)	(162,501)
Derivative assets	(302)	—
Total deferred tax liabilities	(122,637)	(162,501)
Valuation allowance	(460)	(756)
Net deferred tax liability	$(82,102)	$(5,615)

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change NOLs. Accordingly, we reduced our NOL deferred tax assets by $139.1 million in the year ended December 31, 2017. At December 31, 2017, we had federal NOLs of $190.4 million, after the reduction under Section 382 limitation, that expire between 2030 and 2037. As of December 31, 2017, we have a valuation allowance of $0.5 million on our deferred tax assets, after accounting for the change in the corporate federal income tax rate under the Tax Cuts and Jobs Act.

7.	Derivative Instruments and Fair Value Measurements

At December 31, 2017, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 — December 2018	Swap	300 Bbls/day	$50.00/Bbl
January 2018 — March 2018	Collar	1,000 Bbls/day	$50.00/Bbl - $55.05/Bbl
January 2018 — June 2018	Collar	500 Bbls/day	$55.00/Bbl - $60.00/Bbl

Natural Gas
January 2018 — December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
January 2018 — December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C3 - Propane)
January 2018 — March 2018	Swap	450 Bbls/day	$30.24/Bbl
NGLs (IC4 - Isobutane)
January 2018 — March 2018	Swap	50 Bbls/day	$36.12/Bbl
NGLs (NC4 - Butane)
January 2018 — March 2018	Swap	150 Bbls/day	$35.70/Bbl

After December 31, 2017, we entered into the following commodity derivative positions:

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2018 — September 2018	Swap	700 Bbls/day	$60.50/Bbl
April 2018 — September 2018	Swap	800 Bbls/day	$60.50/Bbl
NGLs (C2 - Ethane)
February 2018 — December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
February 2018 — December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
February 2018 — December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
February 2018 — December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
January 2018 — December 2018	Swap	200 Bbls/day	$56.364/Bbl

The following summarizes the fair value of our open commodity derivatives as of December 31, 2017 and 2016 (in thousands):

	Balance Sheet Location	Fair Value
		December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$1,398	$—
Commodity derivatives	Derivative liabilities	(2,181)	(4,880)

The following summarizes the cash settlements and change in the fair value of our commodity derivatives (in thousands):

		Year Ended December 31,
		2017	2016	2015
Derivatives not designated as hedging instruments
Commodity derivatives	Net cash (payment) receipt on derivative settlements	$(4,359)	$6,132	$52,489
	Non-cash fair value gain (loss) on derivatives	4,097	(11,616)	(33,214)
	Commodity derivative (loss) gain	$(262)	$(5,484)	$19,275

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. We estimate the fair value of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2017, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2017, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The fair value of oil and gas properties acquired in the Bolt-on Acquisition represents a Level 3 measurement. The fair value of oil and gas properties used in estimating our recognized impairment loss in 2015 represents a nonrecurring Level 3 measurement. At December 31, 2017, we had no recurring Level 3 measurements.

Nonrecurring Fair Value Measurements

We recorded no impairment of our proved properties for the years ended December 31, 2017, and 2016. Due to the impact of the decline in forward commodity prices during the year ended December 31, 2015, there were indications that the carrying values of certain of our oil and gas properties may be impaired and undiscounted cash flows attributable to these assets indicated their carrying amounts were not expected to be recovered. For the year ended December 31, 2015, we recognized an impairment loss of $214.7 million related primarily to our vertical Canyon wells, due to the impact of the decline in forward commodity prices. At September 30, 2015, we had $22 million in value recorded for these properties, which was the estimated fair value. We estimated the fair value of the proved oil and gas properties and equipment using a discounted cash flow model, which is a Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of (i) future sales prices for oil and gas based on NYMEX strip prices, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) future oil and gas reserves to be recovered and the timing thereof, and (vi) discount rates.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	December 31, 2017
	Carrying Amount	Fair Value
Senior Notes, net	$84,185	$74,798

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

8.	Commitments and Contingencies

At December 31, 2017, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, resigned for good reason, or received a notice of non-renewal was approximately $6.3 million at December 31, 2017. This estimate assumes the maximum potential bonus for 2017 is earned by each executive officer during 2017.

In 2016, we recorded a contractual settlement of $1.4 million, which is recorded in other income on our consolidated statements of operations.

We lease our office space in Fort Worth, Texas, under a non-cancelable agreement that expires on September 30, 2021. We also have non-cancelable operating lease commitments related to office equipment that expire by 2022. The following is a schedule by years of future minimum rental payments required under our operating lease arrangements as of December 31, 2017 (in thousands):

2018	$852
2019	861
2020	875
2021	673
2022	4
Total	$3,265

Rent expense under our lease arrangements amounted to $748,000, $1,025,000 and $1,002,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Property acquisition costs:
Unproved properties	$231	$17	$653
Proved properties(1)	17,331	—	—
Exploration costs	3,657	3,923	4,439
Development costs(2)	43,202	15,884	146,237
Total costs incurred	$64,421	$19,824	$151,329

(1)

For the year ended December 31, 2017, acquisition costs of proved properties included the fair value of assets acquired in the Bolt-On Acquisition. See Note 2 for additional disclosures related to the Bolt-On Acquisition.

(2)	For the years ended December 31, 2017, 2016 and 2015, development costs included $39,000, $36,000 and $151,000, respectively, in non-cash asset retirement obligations.

Set forth below is certain information regarding the results of operations for oil and gas producing activities (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$105,349	$90,302	$131,336
Production costs	(26,546)	(27,467)	(40,057)
Exploration expense	(3,657)	(3,923)	(4,439)
Depletion	(70,521)	(79,044)	(109,319)
Impairment of oil and gas properties	—	—	(220,197)
Income tax benefit (expense)	(1,641)	7,144	86,120
Results of operations	$2,984	$(12,988)	$(156,556)

10.	Disclosures About Oil and Gas Producing Activities (unaudited)

Proved Reserves

All of our estimated oil and natural gas reserves are attributable to properties within the United States, primarily in the Permian Basin in West Texas. The estimates of proved reserves and related valuations for the years ended December 31, 2017, 2016 and 2015, were prepared by DeGolyer and MacNaughton, independent petroleum engineers. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current rules and guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

The following table summarizes the prices used in the reserve estimates for 2017, 2016 and 2015. Commodity prices used for the reserve estimates, adjusted for basis differentials, grade and quality, are as follows:

	2017	2016	2015
Oil (per Bbl)	$51.34	$42.69	$50.16
Natural gas liquids (per Bbl)	$18.67	$14.12	$15.13
Gas (per Mcf)	$2.99	$2.47	$2.64

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

The following table provides a summary of the changes of the total proved reserves for the years ended December 31, 2017, 2016 and 2015, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — January 1, 2015	55,338	40,907	300,020	146,248
Extensions and discoveries	11,054	10,630	79,268	34,895
Production(1)	(1,882)	(1,694)	(13,262)	(5,787)
Revisions to previous estimates	(10,014)	(357)	9,962	(8,710)

Balance — December 31, 2015	54,496	49,486	375,988	166,646
Extensions and discoveries	6,529	4,564	33,347	16,651
Production(1)	(1,275)	(1,529)	(11,734)	(4,759)
Revisions to previous estimates	(9,719)	(4,887)	(45,324)	(22,161)

Balance — December 31, 2016	50,031	47,634	352,277	156,377
Extensions and discoveries	10,546	9,975	76,710	33,307
Acquisition of minerals in place	710	394	2,808	1,572
Production(1)	(1,107)	(1,486)	(11,148)	(4,452)
Revisions to previous estimates	(10,120)	1,431	20,581	(5,259)

Balance — December 31, 2017	50,060	57,948	441,228	181,545

(1)	Production included 1,530 MMcf, 1,330 MMcf and 1,319 MMcf related to field fuel in 2015, 2016 and 2017, respectively.

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Developed Reserves:
January 1, 2015	17,978	19,082	138,961	60,220
December 31, 2015	15,667	20,414	154,652	61,856
December 31, 2016	13,466	20,375	150,208	58,875
December 31, 2017	13,853	23,180	176,201	66,399

Proved Undeveloped Reserves:
January 1, 2015	37,360	21,825	161,059	86,028
December 31, 2015	38,829	29,072	221,335	104,790
December 31, 2016	36,565	27,259	202,069	97,502
December 31, 2017	36,207	34,768	265,028	115,146

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2017, 2016 and 2015:

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2017

Extensions and discoveries for 2017 were 33.3 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin.  During 2017, we acquired 1.6 MMBoe of proved reserves through the Bolt-On Acquisition, and we reclassified 17.7 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 9.4 MMBoe resulting from updated well performance and technical parameters and an increase of 3.1 MMBoe due to higher commodity prices We produced 4.5 MMBoe during 2017. This production included 1,319 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table provides the standardized measure of discounted future net cash flows at December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Future cash flows	$4,451,665	$3,319,551	$4,097,568
Future production costs	(1,279,777)	(1,054,211)	(1,237,888)
Future development costs	(982,284)	(829,926)	(934,814)
Future income tax expense	(323,308)	(132,834)	(307,374)
Future net cash flows	1,866,296	1,302,580	1,617,492
10% annual discount for estimated timing of cash flows	(1,405,265)	(1,004,825)	(1,157,097)
Standardized measure of discounted future net cash flows	$461,031	$297,755	$460,395

Future cash flows as shown above were reported without consideration for the effects of commodity derivative transactions outstanding at each period end.

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$297,755	$460,395	$1,055,815
Net change in sales and transfer prices and in production (lifting) costs related to future production	229,139	(191,841)	(1,405,864)
Changes in estimated future development costs	(72,439)	17,405	231,900
Sales and transfers of oil and gas produced during the period	(78,803)	(62,835)	(91,278)
Net change due to acquisition of minerals in place	17,331	—	—
Net change due to extensions, discoveries and improved recovery	49,377	13,988	156,783
Net change due to revisions in quantity estimates	(3,817)	(25,236)	(59,305)
Previously estimated development costs incurred during the period	43,202	15,884	146,237
Accretion of discount	30,789	46,040	105,582
Other	(1,677)	(9,500)	6,915
Net change in income taxes	(49,826)	33,455	313,610
Standardized Measure of discounted future net cash flows	$461,031	$297,755	$460,395

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Supplementary Data

Selected Quarterly Financial Data (unaudited), (dollars in thousands, except per-share amounts):

	2017 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$28,417	$25,608	$24,969	$26,355
Net operating expenses	(29,365)	(29,543)	(34,689)	(31,460)
Interest expense, net	(5,370)	(5,304)	(4,916)	(5,463)
Gain on debt extinguishment	—	—	—	5,053
Commodity derivative (loss) gain	(1,377)	(3,560)	1,231	3,444
Other income (expense)	—	29	—	3
Loss before income tax benefit	(7,695)	(12,770)	(13,405)	(2,068)
Income tax (benefit) provision	(53,512)	(4,258)	(4,509)	138,700
Net income (loss)	$45,817	$(8,512)	$(8,896)	$(140,768)
Basic net earnings (loss) applicable to common stockholders per common share	$0.51	$(0.10)	$(0.10)	$(2.00)
Diluted net earnings (loss) applicable to common stockholders per common share	$0.51	$(0.10)	$(0.10)	$(2.00)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2016 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$26,505	$23,749	$22,433	$17,615
Net operating expenses	(33,564)	(32,201)	(34,534)	(34,869)
Interest expense, net	(7,086)	(7,067)	(6,808)	(6,298)
Write-off of debt issuance costs	—	—	(563)	—
Commodity derivative (loss) gain	(2,901)	1,541	(6,667)	2,543
Other income (expense)	—	(10)	1,417	104
Loss before income tax benefit	(17,046)	(13,988)	(24,722)	(20,905)
Income tax benefit	(3,571)	(4,915)	(8,687)	(7,245)
Net loss	$(13,475)	$(9,073)	$(16,035)	$(13,660)
Basic net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)
Diluted net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)

	2015 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$25,492	$33,941	$38,605	$33,298
Net operating expenses	(38,671)	(272,462)	(46,970)	(45,686)
Interest expense, net	(6,436)	(6,465)	(6,243)	(5,922)
Gain on debt extinguishment	9,080	1,483	—	—
Commodity derivative gain (loss)	4,267	13,051	(4,623)	6,580
Other income (expense)	225	(91)	12	26
Loss before income tax benefit	(6,043)	(230,543)	(19,219)	(11,704)
Income tax benefit	(284)	(81,756)	(7,369)	(3,996)
Net loss	$(5,759)	$(148,787)	$(11,850)	$(7,708)
Basic net loss applicable to common stockholders per common share	$(0.14)	$(3.67)	$(0.29)	$(0.19)
Diluted net loss applicable to common stockholders per common share	$(0.14)	$(3.67)	$(0.29)	$(0.19)