Form 10-Q
period 2018-03-31
Approach Resources Inc
filed 2018-05-03
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of April 30, 2018, was 94,627,262.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22	$21
Accounts receivable:
Joint interest owners	193	117
Oil, NGLs and gas sales	9,521	9,678
Derivative instruments	1,250	1,398
Prepaid expenses and other current assets	1,558	5,486
Total current assets	12,544	16,700

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,944,388	1,930,577
Furniture, fixtures and equipment	5,689	5,658
Total oil and gas properties and equipment	1,950,077	1,936,235
Less accumulated depletion, depreciation and amortization	(868,923)	(853,359)
Net oil and gas properties and equipment	1,081,154	1,082,876
Total assets	$1,093,698	$1,099,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,028	$9,450
Oil, NGLs and gas sales payable	5,438	5,363
Derivative instruments	2,430	2,181
Accrued liabilities	8,761	8,073
Total current liabilities	26,657	25,067

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	290,449	289,275
Senior notes, net	84,260	84,185
Deferred income taxes	80,492	82,102
Asset retirement obligations	11,042	11,065
Other non-current liabilities	604	466
Total liabilities	493,504	492,160

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 94,605,086 and 94,533,246 issued and outstanding, respectively	946	945
Additional paid-in capital	742,614	742,391
Accumulated deficit	(143,366)	(135,920)
Total stockholders’ equity	600,194	607,416
Total liabilities and stockholders’ equity	$1,093,698	$1,099,576

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUES:
Oil, NGLs and gas sales	$28,772	$26,355

EXPENSES:
Lease operating	5,268	4,170
Production and ad valorem taxes	2,500	2,357
Exploration	—	1,043
General and administrative (1)	6,567	5,928
Depletion, depreciation and amortization	15,680	17,962
Total expenses	30,015	31,460

OPERATING LOSS	(1,243)	(5,105)

OTHER:
Interest expense, net	(5,886)	(5,463)
Gain on debt extinguishment	—	5,053
Commodity derivative (loss) gain	(1,928)	3,444
Other income	1	3

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(9,056)	(2,068)
INCOME TAX (BENEFIT) PROVISION	(1,610)	138,700

NET LOSS	$(7,446)	$(140,768)

LOSS PER SHARE:
Basic	$(0.08)	$(2.00)
Diluted	$(0.08)	$(2.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,516,280	70,409,303
Diluted	94,516,280	70,409,303
(1) Includes non-cash share-based compensation expense as follows:	828	1,159

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(7,446)	$(140,768)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	15,680	17,962
Amortization of debt issuance costs	262	219
Gain on debt extinguishment	—	(5,053)
Commodity derivative loss (gain)	1,928	(3,444)
Settlements of commodity derivatives	(1,531)	(961)
Exploration expense	—	1,033
Share-based compensation expense	828	1,159
Deferred income tax provision (benefit)	(1,610)	138,700
Other non-cash items	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	85	863
Prepaid expenses and other current assets	(466)	(266)
Accounts payable	(1,781)	(3,973)
Oil, NGLs and gas sales payable	72	318
Accrued liabilities	(636)	(97)
Cash provided by operating activities	5,385	5,689

INVESTING ACTIVITIES:
Additions to oil and gas properties	(13,685)	(13,359)
Additions to furniture, fixtures and equipment, net	(31)	(6)
Change in working capital related to investing activities	8,329	6,479
Cash used in investing activities	(5,387)	(6,886)

FINANCING ACTIVITIES:
Borrowings under credit facility	29,500	21,500
Repayment of amounts outstanding under credit facility	(28,500)	(19,500)
Equity issuance costs	—	(2,468)
Tax withholdings related to restricted stock	(604)	(93)
Debt issuance costs	(14)	—
Change in working capital related to financing activities	(379)	1,816
Cash provided by financing activities	3	1,255

CHANGE IN CASH AND CASH EQUIVALENTS	1	58
CASH AND CASH EQUIVALENTS, beginning of period	$21	$21

CASH AND CASH EQUIVALENTS, end of period	$22	$79

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,174	$4,202

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$—	$11

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

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

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year, due in part to the volatility in prices for oil, natural gas liquids (“NGLs”) and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 9, 2018.

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

Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update for “Revenue from Contracts with Customers,” which superseded the revenue recognition requirements in “Topic 605, Revenue Recognition,” using the modified retrospective method. Adoption of this standard did not have a significant impact on our consolidated statements of operations or cash flows. We implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and generate the disclosures required under the new standard. See Note 2 for additional disclosures required under this accounting standards update related to the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers including disaggregation of revenue.

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. Currently, the Company is evaluating the standard’s applicability to our various contractual arrangements. We believe that the adoption of this standard will result in recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this new guidance on its consolidated financial statements.

In January 2017, FASB issued an accounting standards update for “Clarifying the Definition of a Business,” which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard requires entities to use a screen test to determine when an integrated set of assets and activities is not a business or if the integrated set of assets and activities needs to be further evaluated against the framework. We have adopted this standard as of January 1, 2018. Adoption of this standard did not impact our consolidated statements of operations or cash flows.

In August 2017, FASB issued an accounting standards update for “Derivatives and Hedging,” which amends existing guidance related to the recognition and presentation requirements of hedge accounting, including eliminating the requirement to

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have elected to early adopt this standard in the first quarter of 2018. Adoption of this standard did not impact our consolidated statements of operations or cash flows. Although we have not historically designated our derivative contracts as cash-flow hedges, we designated swap derivative contracts entered in April 2018 as cash-flow hedges. See Note 8 for additional information related to the derivative contracts designated as cash-flow hedges.

Prepaid Expenses and Other Assets

In April 2017, we entered into an agreement that secured pricing of a hydraulic fracturing services crew. Under this agreement, we made a prepayment of $5 million, to be used as we completed wells. We have used $1.2 million of this prepayment related to hydraulic fracturing services provided during the first year of the agreement. In March 2018, this agreement was terminated and $3.8 million of the unused prepaid balance was refunded to us.

2.  Revenue Recognition

Revenues for the sale of oil, NGLs, and gas are recognized as the product is delivered to our customers’ custody transfer points and collectability is reasonably assured. We fulfill the performance obligations under our customer contracts through daily delivery of oil, NGLs and gas to our customers’ custody transfer points and revenues are recorded on a monthly basis. The prices received for oil, NGLs and natural gas sales under our contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, our revenues from the sale of oil, natural gas and NGLs will decrease if market prices decline. The sales of oil, NGLs and gas as presented on the Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, NGLs and gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded.

The following table presents our disaggregated revenue by major source for the three months ended March 31, 2018, and 2017 (in thousands).

	Three Months Ended
	March 31,
	2018	2017
Revenues (in thousands):
Oil	$16,343	$13,694
NGLs	7,332	6,060
Gas	5,097	6,601
Total oil, NGLs and gas sales	$28,772	$26,355

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

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

	Three Months Ended March 31,
	2018	2017
Income (numerator):
Net loss – basic	$(7,446)	$(140,768)

Weighted average shares (denominator):
Weighted average shares – basic	94,516,280	70,409,303
Dilution effect of share-based compensation, treasury method (1)	—	—
Weighted average shares – diluted	94,516,280	70,409,303

Net loss per share:
Basic	$(0.08)	$(2.00)
Diluted	$(0.08)	$(2.00)

(1)

Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three months ended March 31, 2017. No options were outstanding as of March 31, 2018, as they had expired.

4. Equity Exchange Transactions

Debt exchange

On November 2, 2016, we entered into an exchange agreement with Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”) the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”), to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”). On January 26, 2017, our stockholders approved the Exchange Transactions (defined below) and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by Wilks. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes and eliminated certain restrictive covenants discussed in Note 5.

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

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we recognized a write-off of deferred tax assets of $139.1 million.

Acquisition

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

On November 1, 2017, we entered into a definitive agreement (the “Purchase Agreement”) to acquire producing properties directly adjacent to our acreage in the Permian Basin (the “Bolt-On Acquisition”). The Bolt-On Acquisition closed on November 20, 2017, and we issued 7,573,403 newly issued shares of common stock, par value $0.01 per share, with an effective date of September 1, 2017. The purchase price was finalized in April 2018, and we expect to receive 142,362 of the previously issued shares of our common stock, which will be retired, pursuant to adjustments under the Purchase Agreement.

5. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2018, and December 31, 2017 (in thousands).

	March 31,	December 31,
	2018	2017
Senior secured credit facility:
Outstanding borrowings	$292,000	$291,000
Debt issuance costs	(1,551)	(1,725)
Senior secured credit facility, net	290,449	289,275
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(980)	(1,055)
Senior notes, net	84,260	84,185
Total long-term debt	$374,709	$373,460

Senior Secured Credit Facility

At March 31, 2018, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 1, 2018, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At March 31, 2018, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $292 million under the Credit Facility at March 31, 2018, compared to $291 million of outstanding borrowings at December 31, 2017. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2018, was 5.5%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at March 31, 2018, and December 31, 2017, respectively, which reduce amounts available for borrowing under the Credit Facility.

Obligations under the Credit Facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to grant liens in favor of the lenders covering the oil and gas properties of the Company and its subsidiaries representing at least 95% of the total value of all oil and gas properties of the Company and its subsidiaries.

On December 21, 2017, we entered into a fourth amendment to the Credit Facility. The fourth amendment, among other things, (a) extended the maturity date of the Credit Facility from May 7, 2019, to May 7, 2020, (b) increased the applicable margin rates on borrowings by 50 basis points, (c) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from proved developed producing reserves and (d) amended our financial covenants as described below. In connection with the fourth amendment to the Credit Facility, we incurred $1 million of debt issuance costs.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At March 31, 2018, our consolidated interest coverage ratio was 2.6 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At March 31, 2018, our consolidated modified current ratio was 1.8 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019. At March 31, 2018, our leverage ratio was 6.9 to 1.0.

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

Senior Notes

At March 31, 2018, and December 31, 2017, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

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

March 31, 2018

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

At March 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

6.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  Since December 31, 2017, there have been no material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

7.  Income Taxes

For the three months ended March 31, 2018, our income tax benefit was $1.6 million, compared to an income tax provision of $138.7 million for the three months ended March 31, 2017. The following table reconciles our income tax expense for the three months ended March 31, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (dollars in thousands).

	March 31,	March 31,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(1,902)	$(724)
State taxes, net of federal impact	162	41
Share-based compensation tax shortfall	70	290
Nondeductible compensation	57	—
Other differences	3	3
Write-off of deferred tax assets	—	$139,090
Income tax (benefit) provision	$(1,610)	$138,700

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax.

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change NOLs in

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

the future. Accordingly, we recognized a write-off of our deferred tax assets of $139.1 million in the three months ended March 31, 2017.

8.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at March 31, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
April 2018 – June 2018	Collar	500 Bbls/day	$55.00/Bbl - $60.00/Bbl
April 2018 – September 2018	Swap	1,500 Bbls/day	$60.50/Bbl

Natural Gas
April 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
April 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
April 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
April 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
April 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
April 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
April 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl

After March 31, 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2018, and December 31, 2017 (in thousands).

	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2018	2017
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$1,250	$1,398
Commodity derivatives	Derivative liabilities	(2,430)	(2,181)

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

		Three Months Ended
		March 31,
		2018	2017
Derivatives not designated as hedging instruments
Commodity derivatives	Net cash payment on derivative settlements	$(1,531)	$(961)
	Non-cash fair value (loss) gain on derivatives	(397)	4,405
	Commodity derivative (loss) gain	$(1,928)	$3,444

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  We internally valued the option contracts using industry-standard option pricing models and observable market inputs.  We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At March 31, 2018, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At March 31, 2018, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At March 31, 2018, we had no recurring Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2018
	Carrying Amount	Fair Value
Senior Notes	$84,260	$80,978

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

9.  Share-Based Compensation

In March 2018, we issued 774,590 cash-settled performance awards, subject to certain performance conditions, and 387,295 restricted shares subject to three-year total shareholder return (“TSR”) conditions, assuming maximum TSR, to our executive officers. The aggregate fair market value of the cash-settled performance awards and TSR restricted shares on the date of grant was approximately $2.4 million and $0.8 million, respectively, to be expensed over a service period of approximately three years.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

Cash-settled performance awards

As of March 31, 2018, we had 1,508,286 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three months ended March 31, 2018, we recognized $0.3 million in expense, compared to a benefit of $0.1 million for the three months ended March 31, 2017. At March 31, 2018, we recorded a current liability of $0.8 million and a non-current liability of $0.6 million related to the cash-settled performance awards on our consolidated balance sheets.  During the three months ended March 31, 2018, we paid $1 million related to vested cash-settled performance awards.

10.  Related Party Transactions

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of March 31, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services to the Company. There is no required minimum or maximum number of wells committed, and we intend to use ProFrac on a well-by-well basis throughout 2018. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership interest in ProFrac.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.  Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	our leverage negatively affecting our semi-annual redetermination of our revolving credit facility and our ability to comply with the covenants in our revolving credit facility;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 149,000 net acres as of March 31, 2018.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2017, our estimated proved reserves were 181.5 million barrels of oil equivalent (“MMBoe”), made up of 28% oil, 32% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2017.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At March 31, 2018, we owned working interests in 819 producing oil and gas wells.

First Quarter 2018 Activity

During the three months ended March 31, 2018, we produced 1,020 MBoe, or 11.3 MBoe/d.  We completed four horizontal wells. At March 31, 2018, we had six horizontal Wolfcamp wells waiting on completion.

2018 Capital Expenditures

For the three months ended March 31, 2018, our capital expenditures totaled $13.7 million, consisting of $12.4 million for drilling and completion activities and $1.3 million for infrastructure projects and equipment.  Our 2018 capital budget is a range of $50 million to $70 million.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2018 and 2017.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended
	March 31,
	2018	2017
Revenues (in thousands):
Oil	$16,343	$13,694
NGLs	7,332	6,060
Gas	5,097	6,601
Total oil, NGLs and gas sales	28,772	26,355

Net cash payment on derivative settlements	(1,531)	(961)
Total oil, NGLs and gas sales including derivative impact	$27,241	$25,394

Production:
Oil (MBbls)	272	278
NGLs (MBbls)	352	352
Gas (MMcf)	2,376	2,377
Total (MBoe)	1,020	1,027
Total (MBoe/d)	11.3	11.4

Average prices:
Oil (per Bbl)	$60.04	$49.17
NGLs (per Bbl)	20.84	17.20
Gas (per Mcf)	2.15	2.78
Total (per Boe)	28.21	25.67

Net cash payment on derivative settlements (per Boe)	(1.50)	(0.94)
Total including derivative impact (per Boe)	$26.71	$24.73

Costs and expenses (per Boe):
Lease operating	$5.16	$4.06
Production and ad valorem taxes	2.45	2.29
Exploration	—	1.02
General and administrative	6.44	5.77
Depletion, depreciation and amortization	15.37	17.49

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $2.4 million, or 9%, for the three months ended March 31, 2018, to $28.8 million, compared to $26.4 million for the three months ended March 31, 2017.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($2.6 million) partially offset by a decrease in production volumes ($0.2 million).  Production volumes decreased as a result of no well completions in the fourth quarter of 2017. We expect oil, NGLs and gas sales to increase in 2018 compared to 2017 due to improved commodity prices and an increase in production due to increased well completion activity.

Net loss.  Net loss for the three months ended March 31, 2018, was $7.4 million, or $0.08 per diluted share, compared to $140.8 million, or $2.00 per diluted share, for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018, included a commodity derivative loss of $1.9 million. The decrease in the net loss for the three months ended March 31, 2018, was primarily due to the debt-for-equity exchange transactions completed in the three months ended March 31, 2017. In connection with exchange transactions, we recognized a gain on debt extinguishment of $5.1 million and a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

Oil, NGLs and gas production.  Production for the three months ended March 31, 2018, totaled 1,020 MBoe (11.3 MBoe/d), compared to production of 1,027 MBoe (11.4 MBoe/d) in the prior-year period, a 1% decrease.  Production for the three months ended March 31, 2018, and March 31, 2017 was 27% oil, 34% NGLs and 39% gas.  Production volumes decreased during the three months ended March 31, 2018, as a result of no well completions in the fourth quarter of 2017. We expect production to increase from current levels due to increased well completion activity.

Commodity derivative (loss) gain.  The following table sets forth the components of our commodity derivative (loss) gain for the three months ended March 31, 2018, and 2017 (dollars in thousands).

	Three Months Ended March 31,
	2018	2017
Net cash payment on derivative settlements	$(1,531)	$(961)
Non-cash fair value (loss) gain on derivatives	(397)	4,405
Commodity derivative (loss) gain	$(1,928)	$3,444

Historically, we have not designated our derivative instruments as cash-flow hedges. Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. For commodity derivatives not designated as a cash-flow hedge, we record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “commodity derivative (loss) gain.”

After March 31, 2018, we entered into basis swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Basis swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

Lease operating. Our lease operating expenses (“LOE”) increased $1.1 million, or 26%, for the three months ended March 31, 2018, to $5.3 million, or $5.16 per Boe, compared to $4.2 million, or $4.06 per Boe, for the three months ended March 31, 2017.  The increase in LOE per Boe for the three months ended March 31, 2018, was primarily due to well repairs, workovers and maintenance. We expect LOE per Boe to decrease from the current levels due to a decrease in well repairs, workovers and maintenance and an increase in production. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.8	$1.74	$1.8	$1.68	$-	$0.06	3.6%
Well repairs, workovers and maintenance	1.6	1.56	0.9	0.89	0.7	0.67	75.3
Water handling and other	1.1	1.08	0.8	0.81	0.3	0.27	33.3
Pumpers and supervision	0.8	0.78	0.7	0.68	0.1	0.10	14.7
Total	$5.3	$5.16	$4.2	$4.06	$1.1	$1.10	27.1%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.1 million, or 6%, for the three months ended March 31, 2018, to $2.5 million compared to $2.4 million for the three months ended March 31, 2017.  Production and ad valorem taxes were $2.45 per Boe and $2.29 per Boe and approximately 8.7% and 8.9% of oil, NGLs and gas sales for the three months ended March 31, 2018 and 2017, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded no exploration expense for the three months ended March 31, 2018, compared to $1 million, or $1.02 per Boe, for the three months ended March 31, 2017.  The decrease in exploration expense was primarily due to no lease expirations in the first quarter of 2018.

General and administrative. Our general and administrative expenses (“G&A”) increased $0.7 million, or 11%, to $6.6 million, or $6.44 per Boe, for the three months ended March 31, 2018, compared to $5.9 million, or $5.77 per Boe, for the three months ended March 31, 2017. The increase in G&A and G&A per Boe was primarily due an increase in salaries and benefits. For the three months ended March 31, 2018, G&A included an expense of $0.3 million compared to a reduction in expense of $0.1 million for the three months ended March 31, 2017, related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A and G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended March 31,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.8	$3.70	$3.1	$3.05	$0.7	$0.65	21.3%
Share-based compensation	0.8	$0.81	1.2	$1.13	(0.4)	(0.32)	(28.3)
Professional fees	0.7	$0.71	0.5	$0.53	0.2	0.18	34.0
Other	1.3	$1.22	1.1	$1.06	0.2	0.16	15.1
Total	$6.6	$6.44	$5.9	$5.77	$0.7	$0.67	11.6%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.3 million, or 13%, to $15.7 million for the three months ended March 31, 2018, compared to $18 million for the three months ended March 31, 2017.  Our DD&A per Boe decreased by $2.12, or 12%, to $15.37 per Boe for the three months ended March 31, 2018, compared to $17.49 per Boe for the three months ended March 31, 2017.  The decrease in DD&A and DD&A per Boe over the prior-year period was primarily due to an increase in estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $0.4 million, or 8%, to $5.9 million for the three months ended March 31, 2018, compared to $5.5 million for the three months ended March 31, 2017.  This increase was primarily due to an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility.

Gain on debt extinguishment. In the three months ended March 31, 2018, we did not repurchase or retire any outstanding debt. In the three months ended March 31, 2017, we completed two debt-for-equity exchange transactions, which reduced the principal amount of our outstanding 7% Senior Notes due 2021 (“Senior Notes”) by $145.1 million. We recognized a gain of $5.1 million on the exchange transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Income taxes. For the three months ended March 31, 2018, our income tax benefit was $1.6 million, compared to an income tax provision of $138.7 million for the three months ended March 31, 2017. The following table reconciles our income tax expense for the three months ended March 31, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (dollars in thousands).

	March 31,	March 31,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(1,902)	$(724)
State taxes, net of federal impact	162	41
Share-based compensation tax shortfall	70	290
Nondeductible compensation	57	—
Other differences	3	3
Write-off of deferred tax assets	—	$139,090
Income tax (benefit) provision	$(1,610)	$138,700

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We expect our effective tax rate to be lower compared to the prior year due to the change in tax legislation.

In the three months ended March 31, 2017, in connection with the debt-for-equity exchange transactions, we recorded a a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility. At March 31, 2018, we were in compliance with all required covenants under our revolving credit facility. If commodity prices decline from current levels or we fail to reduce our total debt, we may trigger non-compliance with required financial covenants in the future and otherwise adversely impact our ability to operate.

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

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  Our liquidity is subject to our continued compliance with the financial covenants under our revolving credit facility. At March 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. At March 31, 2018, we had $292 million in outstanding borrowings under our revolving credit facility and liquidity of $32.7 million, compared to $291 million in outstanding borrowings under our revolving credit facility and liquidity of $33.7 million at December 31, 2017. The table below summarizes our liquidity position at March 31, 2018, and December 31, 2017 (dollars in thousands).

	Liquidity at
	March 31,	December 31,
	2018	2017
Borrowing base	$325,000	$325,000
Cash and cash equivalents	22	21
Long-term debt – Credit Facility	(292,000)	(291,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$32,697	$33,696

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $14.1 million and $8.4 million at March 31, 2018, and December 31, 2017, respectively. The change in working capital was primarily due to the termination of a prepaid hydraulic fracturing services agreement, which increased our working capital deficit by $4.3 million. Additionally, our working capital deficit increased due to an increase in accrued capital expenditures for the three months ended March 31, 2018. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$5,385	$5,689
Cash used in investing activities	(5,387)	(6,886)
Cash provided by financing activities	3	1,255
Net increase in cash and cash equivalents	$1	$58

Operating Activities

Cash provided by operating activities decreased by 5%, or $0.3 million, to $5.4 million during the three months ended March 31, 2018, compared to the prior-year period. The decrease in our cash provided by operating activities was primarily due to an increase in LOE ($1.1 million), G&A ($0.7 million) and net cash settlements under our commodity derivatives ($0.6 million), partially offset by an increase in oil, NGLs and gas sales ($2.4 million) from higher commodity prices. We expect our operating cash flow to increase from prior year periods due to anticipated higher commodity prices.

Investing Activities

Cash used in investing activities decreased by $1.5 million for the three months ended March 31, 2018, to $5.4 million, compared to the prior-year period. Cash used in investing activities for the three months ended March 31, 2018, was primarily attributable to drilling and development ($12.4 million) and infrastructure projects and equipment ($1.3 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($8.3 million). The change in working capital associated with investing activities was primarily due to the termination of a prepaid hydraulic fracturing services agreement. During the three months ended March 31, 2018, we completed four horizontal wells. At March 31, 2018, we had six horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities decreased $1.3 million for the three months ended March 31, 2018, compared to $1.3 million of cash provided by financing activities in the prior-year period. We had $292 million in outstanding borrowings under our revolving credit facility at March 31, 2018, compared to $291 million in outstanding borrowings as of December 31, 2017. During the three months ended March 31, 2018, net cash provided by financing activities included net borrowings under our revolving credit facility of $1 million, tax withholdings related to restricted stock of $0.6 million and changes in working capital associated with financing activities of $0.4 million.

Revolving Credit Facility

At March 31, 2018, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $292 million and $291 million under our revolving credit facility at March 31, 2018, and December 31, 2017, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended March 31, 2018, was 5.5%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 1, 2018, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At March 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 5 to our consolidated financial statements in this report for additional information regarding our revolving credit facility and our principal financial covenants.  To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Senior Notes

At March 31, 2018, and December 31, 2017, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market in 2017 and the first quarter of 2018. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of March 31, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. On April 12, 2018, Wilks disclosed on Schedule 13D/A that they  intend to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock, through the exchange of additional 7% Senior Secured Notes due 2021 currently held by Wilks.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2017, there have been no material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2018, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In addition to production volumes and commodity prices, finding and developing sufficient amounts of oil and gas reserves at economical costs are critical to our long-term success. Future finding and development costs are subject to changes in the industry, including the costs of acquiring, drilling and completing our projects.  We focus our efforts on increasing oil and gas reserves and production while controlling costs at a level that is appropriate for long-term operations. As commodity prices improve, service costs in our industry may also increase. Our future cash flow from operations will depend on our ability to manage our overall cost structure.

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

In the three months ended March 31, 2018, the NYMEX WTI prompt month price ranged from a low of $59.19 per barrel to a high of $66.14 per barrel. In the three months ended March 31, 2017, the NYMEX WTI prompt month price ranged from a low of $47.34 per barrel to a high of $54.45 per barrel.

In the three months ended March 31, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to a high of $3.63 per MMBtu. In the three months ended March 31, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.56 per MMBtu to a high of $3.72 per MMBtu.

The following table provides our outstanding commodity derivative positions at March 31, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
April 2018 – June 2018	Collar	500 Bbls/day	$55.00/Bbl - $60.00/Bbl
April 2018 – September 2018	Swap	1,500 Bbls/day	$60.50/Bbl

Natural Gas
April 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
April 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
April 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
April 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
April 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
April 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
April 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl

After March 31, 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative (loss) gain on our consolidated statements of operations for derivatives not designated as cash-flow hedges. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

At March 31, 2018, the fair value of our open derivative contracts was a net liability of $1.2 million, compared to a net liability of $0.8 million at December 31, 2017.

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

For the three months ended March 31, 2018 and 2017, we recognized a commodity derivative loss of $1.9 million and a commodity derivative gain of $3.4 million.  A hypothetical 10% increase in commodity prices would have resulted in a $5 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2018, and a corresponding increase in the commodity derivatives loss recorded on our consolidated statement of operations for the three months ended March 31, 2018.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2018. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II―OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2017, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 9, 2018.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2018.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	60,340	$3.46	—	—
February 1, 2018 – February 28, 2018	—	—	—	—
March 1, 2018 – March 31, 2018	129,486	3.05	—	—
Total	189,826	$3.18	—	—

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

Exhibit Number	Exhibit title

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

4.8

Registration Rights Agreement, dated as of November 20, 2017, by and among Approach Resources Inc. and Amistad Energy Partners, LLC (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed March 9, 2018, and incorporated herein by reference).

*10.1†	Second Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan.

*10.2†	Revised Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan.

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: May 3, 2018	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)