Form 10-Q
period 2018-06-30
Approach Resources Inc
filed 2018-08-02
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of July 30, 2018, was 94,486,849.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22	$21
Accounts receivable:
Joint interest owners	85	117
Oil, NGLs and gas sales	10,838	9,678
Derivative instruments	366	1,398
Prepaid expenses and other current assets	2,465	5,486
Total current assets	13,776	16,700

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,957,837	1,930,577
Furniture, fixtures and equipment	5,689	5,658
Total oil and gas properties and equipment	1,963,526	1,936,235
Less accumulated depletion, depreciation and amortization	(885,653)	(853,359)
Net oil and gas properties and equipment	1,077,873	1,082,876
Total assets	$1,091,649	$1,099,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,245	$9,450
Oil, NGLs and gas sales payable	5,986	5,363
Derivative instruments	4,645	2,181
Accrued liabilities	10,891	8,073
Total current liabilities	29,767	25,067

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	296,135	289,275
Senior notes, net	84,335	84,185
Deferred income taxes	78,228	82,102
Asset retirement obligations	11,163	11,065
Other non-current liabilities	807	466
Total liabilities	500,435	492,160

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 94,470,636 and 94,533,246 issued and outstanding, respectively	945	945
Additional paid-in capital	742,863	742,391
Accumulated other comprehensive loss	(156)	—
Accumulated deficit	(152,438)	(135,920)
Total stockholders’ equity	591,214	607,416
Total liabilities and stockholders’ equity	$1,091,649	$1,099,576

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Oil, NGLs and gas sales	$30,326	$24,969	$59,098	$51,324

EXPENSES:
Lease operating	5,032	4,238	10,300	8,408
Production and ad valorem taxes	2,569	2,252	5,069	4,609
Exploration	3	2,108	3	3,151
General and administrative (1)	6,086	6,548	12,653	12,476
Depletion, depreciation and amortization	16,849	19,543	32,529	37,505
Total expenses	30,539	34,689	60,554	66,149

OPERATING LOSS	(213)	(9,720)	(1,456)	(14,825)

OTHER:
Interest expense, net	(6,184)	(4,916)	(12,070)	(10,379)
Gain on debt extinguishment	—	—	—	5,053
Commodity derivative (loss) gain	(4,884)	1,231	(6,812)	4,675
Other (expense) income	(13)	—	(12)	3

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(11,294)	(13,405)	(20,350)	(15,473)
INCOME TAX (BENEFIT) PROVISION	(2,222)	(4,509)	(3,832)	134,191

NET LOSS	$(9,072)	$(8,896)	$(16,518)	$(149,664)

LOSS PER SHARE:
Basic	$(0.10)	$(0.10)	$(0.17)	$(1.91)
Diluted	$(0.10)	$(0.10)	$(0.17)	$(1.91)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,470,636	86,340,634	94,548,898	78,418,977
Diluted	94,470,636	86,340,634	94,548,898	78,418,977
(1) Includes non-cash share-based compensation expense as follows:	656	1,029	1,484	2,188

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET LOSS	$(9,072)	$(8,896)	$(16,518)	$(149,664)
Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedges (1)	(156)	—	(156)	—
Other comprehensive loss	(156)	—	(156)	—

COMPREHENSIVE LOSS	$(9,228)	$(8,896)	$(16,674)	$(149,664)

(1) Includes income tax benefit as follows:	$41	$—	$41	$—

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(16,518)	$(149,664)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	32,529	37,505
Amortization of debt issuance costs	525	429
Gain on debt extinguishment	—	(5,053)
Commodity derivative loss (gain)	6,812	(4,675)
Settlements of commodity derivatives	(3,513)	(958)
Exploration expense	—	3,105
Share-based compensation expense	1,484	2,188
Deferred income tax (benefit) provision	(3,832)	134,191
Other non-cash items	12	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,123)	1,126
Prepaid expenses and other current assets	(811)	(519)
Accounts payable	(4,047)	(4,258)
Oil, NGLs and gas sales payable	620	382
Accrued liabilities	2,112	2,424
Cash provided by operating activities	14,250	16,220

INVESTING ACTIVITIES:
Additions to oil and gas properties	(27,142)	(37,819)
Additions to furniture, fixtures and equipment, net	(31)	(14)
Change in working capital related to investing activities	7,710	9,308
Cash used in investing activities	(19,463)	(28,525)

FINANCING ACTIVITIES:
Borrowings under credit facility	60,850	54,250
Repayment of amounts outstanding under credit facility	(54,350)	(40,250)
Equity issuance costs	—	(2,762)
Tax withholdings related to restricted stock	(632)	(117)
Debt issuance costs	(14)	—
Change in working capital related to financing activities	(640)	1,341
Cash provided by financing activities	5,214	12,462

CHANGE IN CASH AND CASH EQUIVALENTS	1	157
CASH AND CASH EQUIVALENTS, beginning of period	$21	$21

CASH AND CASH EQUIVALENTS, end of period	$22	$178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,619	$10,410

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$2	$31

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

June 30, 2018

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

The following table presents our disaggregated revenue by major source for the three and six months ended June 30, 2018, and 2017 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues (in thousands):
Oil	$18,044	$12,508	$34,388	$26,202
NGLs	8,852	6,019	16,184	12,079
Gas	3,368	6,442	8,464	13,043
Total revenue from contracts with customers	30,264	24,969	59,036	51,324
Commodity derivatives designated as cash flow hedges	62	—	62	—
Total oil, NGLs and gas sales	$30,326	$24,969	$59,098	$51,324

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (numerator):
Net loss – basic	$(9,072)	$(8,896)	$(16,518)	$(149,664)

Weighted average shares (denominator):
Weighted average shares – basic	94,470,636	86,340,634	94,548,898	78,418,977
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	94,470,636	86,340,634	94,548,898	78,418,977

Net loss per share:
Basic	$(0.10)	$(0.10)	$(0.17)	$(1.91)
Diluted	$(0.10)	$(0.10)	$(0.17)	$(1.91)

(1)

Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and six months ended June 30, 2017. No options were outstanding as of June 30, 2018, as they had expired.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

Acquisition

On November 1, 2017, we entered into a definitive agreement (the “Purchase Agreement”) to acquire producing properties directly adjacent to our acreage in the Permian Basin (the “Bolt-On Acquisition”). The Bolt-On Acquisition closed on November 20, 2017, and we issued 7,573,403 newly issued shares of common stock, par value $0.01 per share, with an effective date of September 1, 2017. The purchase price was finalized in April 2018, and we received 142,362 of the previously issued shares of our common stock, which were retired, pursuant to adjustments under the Purchase Agreement.

5. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2018, and December 31, 2017 (in thousands).

	June 30,	December 31,
	2018	2017
Senior secured credit facility:
Outstanding borrowings	$297,500	$291,000
Debt issuance costs	(1,365)	(1,725)
Senior secured credit facility, net	296,135	289,275
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(905)	(1,055)
Senior notes, net	84,335	84,185
Total long-term debt	$380,470	$373,460

Senior Secured Credit Facility

At June 30, 2018, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 1, 2018, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At June 30, 2018, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $297.5 million under the Credit Facility at June 30, 2018, compared to $291 million of outstanding borrowings at December 31, 2017. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended June 30, 2018, was 5.8%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at June 30, 2018, and December 31, 2017, respectively, which reduce amounts available for borrowing under the Credit Facility.

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

June 30, 2018

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and a ratio of not less than 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At June 30, 2018, our consolidated interest coverage ratio was 2.6 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At June 30, 2018, our consolidated modified current ratio was 1.6 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019. At June 30, 2018, our leverage ratio was 6.7 to 1.0.

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

Senior Notes

At June 30, 2018, and December 31, 2017, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

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

June 30, 2018

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

At June 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

6.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At June 30, 2018, outstanding borrowings under the Credit Facility were $297.5 million, compared to $291 million at December 31, 2017. Since December 31, 2017, there have been no other material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

7.  Income Taxes

For the three months ended June 30, 2018, our income tax benefit was $2.2 million, compared to $4.5 million for the three months ended June 30, 2017. The following table reconciles our income tax expense for the three and six months ended June 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Statutory tax at 21% and 35%, respectively	$(2,372)	$(4,691)	$(4,274)	$(5,415)
State taxes, net of federal impact	112	154	274	195
Share-based compensation tax shortfall	—	22	70	312
Nondeductible compensation	36	—	93	—
Other differences	2	6	5	9
Write-off of deferred tax assets	—	—	—	139,090
Income tax (benefit) provision	$(2,222)	$(4,509)	$(3,832)	$134,191

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change NOLs in the future. Accordingly, we recognized a write-off of our deferred tax assets of $139.1 million in the six months ended June 30, 2017.

8.  Derivative Instruments and Fair Value Measurements

We enter commodity derivative contracts to reduce our exposure to fluctuations in commodity prices related to our oil, NGLs and gas production. We record our open derivative instruments at fair value on our consolidated balance sheets as either current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative (loss) gain.”

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

The following table provides our outstanding commodity derivative positions at June 30, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
July 2018 – September 2018	Swap	1,500 Bbls/day	$60.50/Bbl

CMA Roll
July 2018 – December 2018 (1)	Swap	2,000 Bbls/day	$0.66/Bbl

Natural Gas
July 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
July 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
July 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
July 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
July 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
July 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
July 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl
(1) Designated as a cash flow hedge

After June 30, 2018, we entered into propane swaps covering 400 Bbls per day at $40.74/Bbl for August 2018 through December 2018.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2018, and December 31, 2017 (in thousands).

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2018	2017
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$366	$1,398
Commodity derivatives	Derivative liabilities	(4,448)	(2,181)
Total derivatives not designated as hedging instruments		(4,082)	(783)

Derivatives designated as cash flow hedges
Commodity derivatives	Derivative liabilities	$(197)	—

The following table summarizes the commodity derivatives (loss) gain (in thousands).

	Three Months Ended		Six Months Ended
Income Statement Location	June 30,		June 30,
	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Net cash (payment) receipt on derivative settlements	$(1,982)	$3	$(3,513)	$(958)
Non-cash fair value (loss) gain on derivatives	(2,902)	1,228	(3,299)	5,633
Commodity derivative (loss) gain	$(4,884)	$1,231	$(6,812)	$4,675

Derivatives designated as cash flow hedges
Oil, NGLs and gas sales	$62	$—	$62	$—

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2018 (in thousands).

	Pre-Tax	Tax Benefit	Net-of Tax
Balance at March 31, 2018	$—	$—	$—
Other comprehensive loss before reclassifications	(135)	28	(107)
Amounts reclassified from AOCI	(62)	13	(49)
Net other comprehesive loss	(197)	41	(156)
Balance at June 30, 2018	$(197)	$41	$(156)

The following table summarizes the changes in AOCI for the six months ended June 30, 2018 (in thousands).

	Pre-Tax	Tax Benefit	Net-of Tax
Balance at December 31, 2017	$—	$—	$—
Other comprehensive loss before reclassifications	(135)	28	(107)
Amounts reclassified from AOCI	(62)	13	(49)
Net other comprehesive loss	(197)	41	(156)
Balance at June 30, 2018	$(197)	$41	$(156)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At June 30, 2018, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At June 30, 2018, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At June 30, 2018, we had no recurring Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2018
	Carrying Amount	Fair Value
Senior Notes	$84,335	$83,889

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

Cash-settled performance awards

As of June 30, 2018, we had 1,508,285 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and six months ended June 30, 2018, we recognized an expense of $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2017, we recognized an expense of $0.4 million and $0.3 million, respectively. At June 30, 2018, we recorded a current liability of $1.1 million and a non-current liability of $0.8 million related to the cash-settled performance awards on our consolidated balance sheets.  During the six months ended June 30, 2018, we paid $1 million related to vested cash-settled performance awards.

10.  Related Party Transactions

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of June 30, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services to the Company. There is no required minimum or maximum number of wells committed, and we intend to use ProFrac on a well-by-well basis throughout 2018. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership interest in ProFrac. During the three months ended June 30, 2018, we incurred capital expenditures of $5.1 million for hydraulic fracturing services with Profrac, which is included in additions to oil and gas properties on our consolidated statements of cash flows. As of June 30, 2018, there is no recorded liability due to ProFrac.

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 150,000 net acres as of June 30, 2018.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2017, our estimated proved reserves were 181.5 million barrels of oil equivalent (“MMBoe”), made up of 28% oil, 32% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2017.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At June 30, 2018, we owned working interests in 809 producing oil and gas wells.

Second Quarter 2018 Activity

During the three months ended June 30, 2018, we produced 1,056 MBoe, or 11.6 MBoe/d, and increased production 2% compared to the three months ended March 31, 2018.  During the quarter, we completed three horizontal wells. At June 30, 2018, we had three horizontal Wolfcamp wells waiting on completion. We currently have one horizontal rig running in Project Pangea.

2018 Capital Expenditures

For the three months ended June 30, 2018, our capital expenditures totaled $13.5 million, consisting of $11.2 million for drilling and completion activities, $2 million for infrastructure projects and equipment and $0.3 million for lease acquisitions.  For the six months ended June 30, 2018, our capital expenditures totaled $27.2 million, consisting of $23.6 million for completion activities, $3.3 million for infrastructure projects and equipment and $0.3 million for lease acquisitions.  Our 2018 capital budget is a range of $50 million to $70 million.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2018 and 2017.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues (in thousands):
Oil	$18,106	$12,508	$34,450	$26,202
NGLs	8,852	6,019	16,184	12,079
Gas	3,368	6,442	8,464	13,043
Total oil, NGLs and gas sales	30,326	24,969	59,098	51,324

Net cash payment on derivative settlements	(1,982)	3	(3,513)	(958)
Total oil, NGLs and gas sales including derivative impact	$28,344	$24,972	$55,585	$50,366

Production:
Oil (MBbls)	278	281	550	560
NGLs (MBbls)	377	383	729	735
Gas (MMcf)	2,404	2,499	4,780	4,875
Total (MBoe)	1,056	1,080	2,076	2,107
Total (MBoe/d)	11.6	11.9	11.5	11.6

Average prices:
Oil (per Bbl)	$65.09	$44.50	$62.59	$46.83
NGLs (per Bbl)	23.49	15.72	22.21	16.43
Gas (per Mcf)	1.40	2.58	1.77	2.68
Total (per Boe)	28.73	23.11	28.47	24.36

Net cash payment on derivative settlements (per Boe)	(1.88)	—	(1.69)	(0.46)
Total including derivative impact (per Boe)	$26.85	$23.11	$26.78	$23.90

Costs and expenses (per Boe):
Lease operating	$4.77	$3.92	$4.96	$3.99
Production and ad valorem taxes	2.43	2.09	2.44	2.19
Exploration	—	1.95	—	1.50
General and administrative	5.77	6.06	6.10	5.92
Depletion, depreciation and amortization	15.96	18.09	15.67	17.80

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $5.3 million, or 21%, for the three months ended June 30, 2018, to $30.3 million, compared to $25 million for the three months ended June 30, 2017.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($5.9 million) partially offset by a decrease in production volumes ($0.6 million).  Production volumes decreased as a result of a decrease in well completions quarter over quarter. We expect oil, NGLs and gas sales to increase in 2018 compared to 2017 due to improved commodity prices and an increase in production due to increased drilling and completion activity.

Net loss. Net loss for the three months ended June 30, 2018, was $ 9.1 million, or $0.10 per diluted share, compared to $8.9 million, or $0.10 per diluted share, for the three months ended June 30, 2017. Net loss for the three months ended June 30, 2018, included a commodity derivative loss of $4.9 million. The increase in the net loss for the three months ended June 30, 2018, was primarily due to the increase in our commodity derivative loss ($6.1 million), an increase in interest expense ($1.3 million) and a decrease in our income tax benefit ($2.3 million), partially offset by an increase in revenue ($5.3 million) and a decrease in operating expenses ($4.2 million).

Oil, NGLs and gas production.  Production for the three months ended June 30, 2018, totaled 1,056 MBoe (11.6 MBoe/d), compared to production of 1,080 MBoe (11.9 MBoe/d) in the prior-year period, a 2% decrease. Production for the three months ended June 30, 2018, was 26% oil, 36% NGLs and 38% gas, compared to 26% oil, 35% NGLs and 39% gas in the 2017 period. Production volumes decreased during the three months ended June 30, 2018, due to natural production decline.

Commodity derivative (loss) gain.  The following table sets forth the components of our commodity derivative (loss) gain for the three months ended June 30, 2018, and 2017 (dollars in thousands).

	Three Months Ended June 30,
	2018	2017
Net cash (payment) receipt on derivative settlements	$(1,982)	$3
Non-cash fair value (loss) gain on derivatives	(2,902)	1,228
Commodity derivative (loss) gain	$(4,884)	$1,231

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

In April 2018, we entered into basis swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Basis swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. Oil, NGLs and gas sales includes $62,000 related to this cash flow hedge for the three months ended June 30, 2018.

Lease operating. Our lease operating expenses (“LOE”) increased $0.8 million, or 19%, for the three months ended June 30, 2018, to $5 million, or $4.77 per Boe, compared to $4.2 million, or $3.92 per Boe, for the three months ended June 30, 2017.  The increase in LOE per Boe for the three months ended June 30, 2018, was primarily due to well repairs, workovers and maintenance and water handling. The increase in well repairs, workovers and maintenance was due to an increase in workover activity for the three months ended June 30, 2018. The following table summarizes LOE per Boe.

	Three Months Ended June 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.6	$1.56	$1.7	$1.59	$(0.1)	$(0.03)	(1.9)%
Well repairs, workovers and maintenance	1.4	1.33	0.9	0.85	0.5	0.48	56.5
Water handling and other	1.2	1.16	0.8	0.76	0.4	0.40	52.6
Pumpers and supervision	0.8	0.72	0.8	0.72	—	—	0.0
Total	$5.0	$4.77	$4.2	$3.92	$0.8	$0.85	21.7%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.3 million, or 14%, for the three months ended June 30, 2018, to $2.6 million compared to $2.3 million for the three months ended June 30, 2017.  Production and ad valorem taxes were $2.43 per Boe and $2.09 per Boe and approximately 8.5% and 9% of oil, NGLs and gas sales for the three months ended June 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the current and prior periods.

Exploration. We recorded exploration expense of $3,000 for the three months ended June 30, 2018, compared to $2.1 million, or $1.95 per Boe for the three months ended June 30, 2017.  The decrease in exploration expense was primarily due to no lease expirations in the second quarter of 2018.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.4 million, or 7%, to $6.1 million, or $5.77 per Boe, for the three months ended June 30, 2018, compared to $6.5 million, or $6.06 per Boe, for the three months ended June 30, 2017. The decrease in G&A and G&A per Boe was primarily due to a decrease in share-based compensation and professional fees. For the three months ended June 30, 2018, G&A included an expense of $0.5 million compared to an expense of $0.4 million for the three months ended June 30, 2017, related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A and G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended June 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.6	$3.40	$3.6	$3.36	$-	$0.04	1.2%
Share-based compensation	0.7	$0.62	1.0	$0.95	(0.3)	(0.33)	(34.7)
Professional fees	0.5	$0.48	0.7	$0.62	(0.2)	(0.14)	(22.6)
Other	1.3	$1.27	1.2	$1.13	0.1	0.14	12.4
Total	$6.1	$5.77	$6.5	$6.06	$(0.4)	$(0.29)	(4.8)%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.7 million, or 14%, to $16.8 million for the three months ended June 30, 2018, compared to $19.5 million for the three months ended June 30, 2017.  Our DD&A per Boe decreased by $2.13, or 12%, to $15.96 per Boe for the three months ended June 30, 2018, compared to $18.09 per Boe for the three months ended June 30, 2017.  The decrease in DD&A and DD&A per Boe over the prior-year period was primarily due to an increase in estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $1.3 million, or 26%, to $6.2 million for the three months ended June 30, 2018, compared to $4.9 million for the three months ended June 30, 2017.  This increase was primarily due to increases in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under the revolving credit facility for the three months ended June 30, 2018, was 5.8% compared to 4.3% for the three months ended June 30, 2017.

Income taxes. For the three months ended June 30, 2018, our income tax benefit was $2.2 million, compared to an income tax benefit of $4.5 million for the three months ended June 30, 2017. The following table reconciles our income tax expense for the three months ended June 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (dollars in thousands).

	June 30,	June 30,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(2,372)	$(4,691)
State taxes, net of federal impact	112	154
Share-based compensation tax shortfall	—	22
Nondeductible compensation	36	—
Other differences	2	6
Write-off of deferred tax assets	—	—
Income tax (benefit) provision	$(2,222)	$(4,509)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We expect our effective tax rate to be lower compared to the prior year due to the change in tax legislation.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $7.8 million, or 15%, for the six months ended June 30, 2018, to $59.1 million, compared to $51.3 million for the six months ended June 30, 2017.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($8.5 million) partially offset by a decrease in production volumes ($0.7 million).  Production volumes decreased as a result of no well completions in the fourth quarter of 2017. We expect oil, NGLs and gas sales to increase in 2018 compared to 2017 due to improved commodity prices and an increase in production due to increased well completion activity.

Net loss.  Net loss for the six months ended June 30, 2018, was $16.5 million, or $0.17 per diluted share, compared to $149.7 million, or $1.91 per diluted share, for the six months ended June 30, 2017. Net loss for the six months ended June 30, 2018, included a commodity derivative loss of $6.8 million. The decrease in the net loss for the six months ended June 30, 2018, was primarily due to the debt-for-equity exchange transactions completed in the six months ended June 30, 2017. In connection with the exchange transactions, we recognized a gain on debt extinguishment of $5.1 million and a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

Oil, NGLs and gas production.  Production for the six months ended June 30, 2018, totaled 2,076 MBoe (11.5 MBoe/d), compared to production of 2,107 MBoe (11.6 MBoe/d) in the prior-year period, a 1% decrease. Production for the six months ended June 30, 2018, and June 30, 2017, was 27% oil, 35% NGLs and 38% gas. Production volumes decreased during the six months ended June 30, 2018, due to natural production decline.

Commodity derivative (loss) gain.  The following table sets forth the components of our commodity derivative (loss) gain for the six months ended June 30, 2018, and 2017 (dollars in thousands).

	Six Months Ended June 30,
	2018	2017
Net cash payment on derivative settlements	$(3,513)	$(958)
Non-cash fair value (loss) gain on derivatives	(3,299)	5,633
Commodity derivative (loss) gain	$(6,812)	$4,675

Lease operating. Our LOE increased $1.9 million, or 23%, for the six months ended June 30, 2018, to $10.3 million, or $4.96 per Boe, compared to $8.4 million, or $3.99 per Boe, for the six months ended June 30, 2017.  The increase in LOE per Boe for the six months ended June 30, 2018, was primarily due to well repairs, workovers and maintenance and water handling. The increase in well repairs, workovers and maintenance was due to an increase in workover activity for the six months ended June 30, 2018. The following table summarizes LOE per Boe.

	Six Months Ended June 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$3.4	$1.65	$3.4	$1.63	$-	$0.02	1.2%
Well repairs, workovers and maintenance	3.0	1.44	1.8	0.87	1.2	0.57	65.5
Water handling and other	2.3	1.12	1.7	0.78	0.6	0.34	43.6
Pumpers and supervision	1.6	0.75	1.5	0.71	0.1	0.04	5.6
Total	$10.3	$4.96	$8.4	$3.99	$1.9	$0.97	24.3%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.5 million, or 10%, for the six months ended June 30, 2018, to $5.1 million compared to $4.6 million for the six months ended June 30, 2017.  Production and ad valorem taxes were $2.44 per Boe and $2.19 per Boe and approximately 8.6% and 9% of oil, NGLs and gas sales for the six months ended June 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $3,000 for the six months ended June 30, 2018, compared to $3.2 million, or $1.50 per Boe for the six months ended June 30, 2017.  The decrease in exploration expense was primarily due to no lease expirations in the six months ended June 30, 2018.

General and administrative. Our G&A increased $0.2 million, or 1%, to $12.7 million, or $6.10 per Boe, for the six months ended June 30, 2018, compared to $12.5 million, or $5.92 per Boe, for the six months ended June 30, 2017. The increase in G&A and G&A per Boe was primarily due an increase expense related to cash-settled performance awards. For the six months ended June 30, 2018, G&A included an expense of $0.8 million compared to an expense of $0.3 million for the six months ended June 30, 2017, related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A and G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended June 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$7.4	$3.56	$6.8	$3.21	$0.6	$0.35	10.9%
Share-based compensation	1.5	$0.71	2.2	$1.04	(0.7)	(0.33)	(31.7)
Professional fees	1.2	$0.59	1.2	$0.58	-	0.01	1.7
Other	2.6	$1.24	2.3	$1.09	0.3	0.15	13.8
Total	$12.7	$6.10	$12.5	$5.92	$0.2	$0.18	3.0%

Depletion, depreciation and amortization.  Our DD&A decreased $5 million, or 13%, to $32.5 million for the six months ended June 30, 2018, compared to $37.5 million for the six months ended June 30, 2017.  Our DD&A per Boe decreased by $2.13, or 12%, to $15.67 per Boe for the six months ended June 30, 2018, compared to $17.80 per Boe for the six months ended June 30, 2017.  The decrease in DD&A and DD&A per Boe over the prior-year period was primarily due to an increase in estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $1.7 million, or 16%, to $12.1 million for the six months ended June 30, 2018, compared to $10.4 million for the six months ended June 30, 2017.  This increase was primarily due to an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under the revolving credit facility for the six months ended June 30, 2018, was 5.6% compared to 4.2% for the six months ended June 30, 2017.

Gain on debt extinguishment. In the six months ended June 30, 2018, we did not repurchase or retire any outstanding debt. In the six months ended June 30, 2017, we completed two debt-for-equity exchange transactions, which reduced the principal amount of our outstanding 7% Senior Notes due 2021 (“Senior Notes”) by $145.1 million. We recognized a gain of $5.1 million on the exchange transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Income taxes. For the six months ended June 30, 2018, our income tax benefit was $3.8 million, compared to an income tax expense of $134.2 million for the six months ended June 30, 2017. The following table reconciles our income tax expense for the six months ended June 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (dollars in thousands).

	June 30,	June 30,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(4,274)	$(5,415)
State taxes, net of federal impact	274	195
Share-based compensation tax shortfall	70	312
Nondeductible compensation	93	—
Other differences	5	9
Write-off of deferred tax assets	—	139,090
Income tax (benefit) provision	$(3,832)	$134,191

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We expect our effective tax rate to be lower compared to the prior year due to the change in tax legislation.

In the six months ended June 30, 2017, in connection with the debt-for-equity exchange transactions, we recorded a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility. At June 30, 2018, we were in compliance with all required covenants under our revolving credit facility. If commodity prices decline from current levels or we fail to reduce our total debt, we may trigger non-compliance with required financial covenants in the future and otherwise adversely impact our ability to operate.

We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and maintenance of our current development plan. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, including debt reduction, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our revolving credit facility.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  Our liquidity is subject to our continued compliance with the financial covenants under our revolving credit facility. At June 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments.

Our revolving credit facility includes, among other financial covenants, a leverage covenant, which requires us to reduce our leverage as of the end of the first quarter of 2019. Our leverage is currently above the level required by the leverage covenant, and factors beyond our control may affect our ability to comply with the leverage covenant by the first quarter of 2019. Failure to comply with the leverage covenant may result in an event of default. See Note 5 to our consolidated financial statements in this report for additional information regarding the leverage covenant and the other financial covenants under our revolving credit facility.

At June 30, 2018, we had $297.5 million in outstanding borrowings under our revolving credit facility and liquidity of $27.2 million, compared to $291 million in outstanding borrowings under our revolving credit facility and liquidity of $33.7 million at December 31, 2017. The table below summarizes our liquidity position at June 30, 2018, and December 31, 2017 (dollars in thousands).

	Liquidity at
	June 30,	December 31,
	2018	2017
Borrowing base	$325,000	$325,000
Cash and cash equivalents	22	21
Long-term debt – Credit Facility	(297,500)	(291,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$27,197	$33,696

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $16 million and $8.4 million at June 30, 2018, and December 31, 2017, respectively. The change in working capital was primarily due to the termination of a prepaid hydraulic fracturing services agreement, which increased our working capital deficit by $4.3 million. Additionally, our working capital deficit increased due to a decrease in the fair value of our outstanding commodity derivative positions ($3.5 million). To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$14,250	$16,220
Cash used in investing activities	(19,463)	(28,525)
Cash provided by financing activities	5,214	12,462
Net increase in cash and cash equivalents	$1	$157

Operating Activities

Cash provided by operating activities decreased by 12%, or $1.9 million, to $14.3 million during the six months ended June 30, 2018, compared to the prior-year period. The decrease in our cash provided by operating activities was due to an increase in LOE ($1.9 million), interest expense ($1.7 million), net cash settlements under our commodity derivatives ($2.6 million) and changes in working capital related to operating activities ($2.4 million), partially offset by an increase in oil, NGLs and gas sales ($7.8 million) from higher commodity prices. We expect our operating cash flow to increase from prior year periods due to anticipated higher commodity prices.

Investing Activities

Cash used in investing activities decreased by $9.1 million for the six months ended June 30, 2018, to $19.5 million, compared to the prior-year period. Cash used in investing activities for the six months ended June 30, 2018, was primarily attributable to drilling and development ($23.6 million), infrastructure projects and equipment ($3.3 million) and lease acquisitions ($0.3 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($7.7 million). The change in working capital associated with investing activities was primarily due to the termination of a prepaid hydraulic fracturing services agreement. During the six months ended June 30, 2018, we completed seven horizontal wells. At June 30, 2018, we had three horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities was $5.2 million for the six months ended June 30, 2018, compared to $12.5 million of cash provided by financing activities in the prior-year period.  We had $297.5 million in outstanding borrowings under our revolving credit facility at June 30, 2018, compared to $291 million in outstanding borrowings as of December 31, 2017. During the six months ended June 30, 2018, net cash provided by financing activities included net borrowings under our revolving credit facility of $6.5 million, tax withholdings related to restricted stock of $0.6 million and changes in working capital associated with financing activities of $0.6 million.

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

Revolving Credit Facility

At June 30, 2018, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $297.5 million and $291 million under our revolving credit facility at June 30, 2018, and December 31, 2017, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended June 30, 2018, was 5.8%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination was completed on May 1, 2018, and our borrowing base and aggregate lender commitments were reaffirmed at $325 million.

At June 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 5 to our consolidated financial statements in this report for additional information regarding our revolving credit facility and our principal financial covenants.  To date, we have experienced no disruptions in our ability to access our revolving credit facility.  However, our lenders have substantial ability to reduce our borrowing base on the basis of subjective factors, including the loan collateral value that each lender, in its discretion and using the methodology, assumptions and discount rates as such lender customarily uses in evaluating oil and gas properties, assigns to our properties.

Senior Notes

At June 30, 2018, and December 31, 2017, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market in 2017 and 2018. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of June 30, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. On April 12, 2018, Wilks disclosed on Schedule 13D/A that they intend to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of additional 7% Senior Secured Notes due 2021 currently held by Wilks.

We have engaged, and intend to continue to engage, in discussions with potential counterparties, including the Wilks, regarding a broad range of transactions to reduce our leverage as we continue to explore these alternatives. Certain of these alternatives may require the consent of current lenders, stockholders or bond holders. There is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At June 30, 2018, outstanding borrowings under our revolving credit facility were $297.5 million, compared to $291 million at December 31, 2017. Since December 31, 2017, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2018, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In the three months ended June 30, 2018, the NYMEX WTI prompt month price ranged from a low of $62.06 per barrel to a high of $74.15 per barrel. In the three months ended June 30, 2017, the NYMEX WTI prompt month price ranged from a low of $42.53 per barrel to a high of $53.40 per barrel.

In the three months ended June 30, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.66 per MMBtu to a high of $3.02 per MMBtu. In the three months ended June 30, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.89 per MMBtu to a high of $3.42 per MMBtu.

The following table provides our outstanding commodity derivative positions at June 30, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
July 2018 – September 2018	Swap	1,500 Bbls/day	$60.50/Bbl

CMA Roll
July 2018 – December 2018	Swap	2,000 Bbls/day	$0.66/Bbl

Natural Gas
July 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
July 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
July 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
NGLs (C3 - Propane)
July 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
NGLs (IC4 - Isobutane)
July 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
July 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
July 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl

After June 30, 2018, we entered into propane swaps covering 400 Bbls per day at $40.74/Bbl for August 2018 through December 2018.

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. For derivatives not designated as a hedge, cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative (loss) gain on our consolidated statements of operations for derivatives not designated as cash-flow hedges. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

At June 30, 2018, the fair value of our open derivative contracts was a net liability of $4.3 million, compared to a net liability of $0.8 million at December 31, 2017.

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

For the three months ended June 30, 2018 and 2017, we recognized a commodity derivative loss of $4.9 million and a commodity derivative gain of $1.2 million.  A hypothetical 10% increase in commodity prices would have resulted in a $3.2 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2018, and a corresponding increase in the commodity derivatives loss recorded on our consolidated statement of operations for the three months ended June 30, 2018.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2018. Based on this evaluation, the CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2018.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2007 Stock Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	—	$—	—	—
May 1, 2018 – May 31, 2018	2,130	2.80	—	—
June 1, 2018 – June 30, 2018	7,774	2.88	—	—
Total	9,904	$2.86	—	—

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title

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

10.1†	2018 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2018, and incorporated herein by reference).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: August 2, 2018	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)