Form 10-Q
period 2018-09-30
Approach Resources Inc
filed 2018-11-08
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 1, 2018, was 94,506,674.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22	$21
Accounts receivable:
Joint interest owners	79	117
Oil, NGLs and gas sales	10,687	9,678
Derivative instruments	90	1,398
Prepaid expenses and other current assets	3,618	5,486
Total current assets	14,496	16,700

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,976,842	1,930,577
Furniture, fixtures and equipment	5,689	5,658
Total oil and gas properties and equipment	1,982,531	1,936,235
Less accumulated depletion, depreciation and amortization	(899,686)	(853,359)
Net oil and gas properties and equipment	1,082,845	1,082,876
Total assets	$1,097,341	$1,099,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,969	$9,450
Oil, NGLs and gas sales payable	6,105	5,363
Derivative instruments	4,117	2,181
Accrued liabilities	18,061	8,073
Total current liabilities	41,252	25,067

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	294,321	289,275
Senior notes, net	84,411	84,185
Derivative instruments	80	—
Deferred income taxes	77,361	82,102
Asset retirement obligations	11,302	11,065
Other non-current liabilities	819	466
Total liabilities	509,546	492,160

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	―	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 94,478,333 and 94,533,246 issued and outstanding, respectively	945	945
Additional paid-in capital	743,503	742,391
Accumulated other comprehensive income	46	—
Accumulated deficit	(156,699)	(135,920)
Total stockholders’ equity	587,795	607,416
Total liabilities and stockholders’ equity	$1,097,341	$1,099,576

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Oil, NGLs and gas sales	$32,562	$25,608	$91,660	$76,932

EXPENSES:
Lease operating	5,816	4,418	16,116	12,826
Production and ad valorem taxes	2,120	1,816	7,189	6,425
Exploration	6	100	9	3,251
General and administrative (1)	5,576	6,366	18,229	18,842
Depletion, depreciation and amortization	14,500	16,843	47,029	54,348
Total expenses	28,018	29,543	88,572	95,692

OPERATING INCOME (LOSS)	4,544	(3,935)	3,088	(18,760)

OTHER:
Interest expense, net	(6,452)	(5,304)	(18,522)	(15,683)
Gain on debt extinguishment	—	—	—	5,053
Commodity derivative (loss) gain	(3,256)	(3,560)	(10,068)	1,115
Other (expense) income	(18)	29	(30)	32

LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(5,182)	(12,770)	(25,532)	(28,243)
INCOME TAX (BENEFIT) PROVISION	(921)	(4,258)	(4,753)	129,933

NET LOSS	$(4,261)	$(8,512)	$(20,779)	$(158,176)

LOSS PER SHARE:
Basic	$(0.05)	$(0.10)	$(0.22)	$(1.95)
Diluted	$(0.05)	$(0.10)	$(0.22)	$(1.95)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,486,395	86,501,242	94,527,831	81,142,672
Diluted	94,486,395	86,501,242	94,527,831	81,142,672
(1) Includes non-cash share-based compensation expense as follows:	640	1,330	2,124	3,518

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET LOSS	$(4,261)	$(8,512)	$(20,779)	$(158,176)
Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges (1)	202	—	46	—
Other comprehensive loss	202	—	46	—

COMPREHENSIVE LOSS	$(4,059)	$(8,512)	$(20,733)	$(158,176)

(1) Includes income tax expense as follows:	$(54)	$—	$(13)	$—

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
BALANCES, June 30, 2018	94,470,636	$945	$742,863	$(156)	$(152,438)	$591,214
Issuance of common shares to directors for compensation	16,213	—	37	—	—	37
Restricted stock issuance, net of cancellations	(8,516)	—	—	—	—	—
Share-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	—	(4,261)	(4,261)
Other comprehensive income	—	—	—	202	—	202
BALANCES, September 30, 2018	94,478,333	$945	$743,503	$46	$(156,699)	$587,795

BALANCES, January 1, 2018	94,533,246	$945	$742,391	$—	$(135,920)	$607,416
Issuance of common shares to directors for compensation	122,214	1	354	—	—	355
Restricted stock issuance, net of cancellations	164,965	—	—	—	—	—
Share-based compensation expense	—	—	1,769	—	—	1,769
Surrender of restricted shares for payment of income taxes	(199,730)	—	(632)	—	—	(632)
Retirement of common shares in connection with acquisition	(142,362)	(1)	(379)	—	—	(380)
Net loss	—	—	—	—	(20,779)	(20,779)
Other comprehensive income	—	—	—	46	—	46
BALANCES, September 30, 2018	94,478,333	$945	$743,503	$46	$(156,699)	$587,795

BALANCES, June 30, 2017	86,480,629	$851	$722,696	$—	$(173,225)	$550,322
Issuance of common shares to directors for compensation	22,661	—	78	—	—	78
Restricted stock issuance, net of cancellations	(1,327)	—	—	—	—	—
Share-based compensation expense	—	—	1,252	—	—	1,252
Equity issuance costs	—	—	(5)	—	—	(5)
Surrender of restricted shares for payment of income taxes	(463)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(8,512)	(8,512)
BALANCES, September 30, 2017	86,501,500	$851	$724,020	$—	$(181,737)	$543,134

BALANCES, January 1, 2017	41,764,770	$418	$586,095	$—	$(23,561)	$562,952
Issuance of common shares to directors for compensation	161,748	1	403	—	—	404
Restricted stock issuance, net of cancellations	1,436,026	—	—	—	—	—
Share-based compensation expense	—	—	3,114	—	—	3,114
Issuance of common shares in exchange for senior notes	43,175,328	432	134,526	—	—	134,958
Surrender of restricted shares for payment of income taxes	(36,372)	—	(118)	—	—	(118)
Net loss	—	—	—	—	(158,176)	(158,176)
BALANCES, September 30, 2017	86,501,500	$851	$724,020	$—	$(181,737)	$543,134

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net loss	$(20,779)	$(158,176)
Adjustments to reconcile net loss to cash provided by operating activities:
Depletion, depreciation and amortization	47,029	54,348
Amortization of debt issuance costs	786	640
Gain on debt extinguishment	—	(5,053)
Commodity derivative loss (gain)	10,068	(1,115)
Settlements of commodity derivatives	(6,685)	(1,481)
Exploration expense	—	3,154
Share-based compensation expense	2,124	3,518
Deferred income tax (benefit) provision	(4,753)	129,933
Other non-cash items	30	(32)
Changes in operating assets and liabilities:
Accounts receivable	(966)	980
Prepaid expenses and other current assets	(1,573)	(240)
Accounts payable	(1,418)	(1,076)
Oil, NGLs and gas sales payable	739	522
Accrued liabilities	4,748	3,620
Cash provided by operating activities	29,350	29,542

INVESTING ACTIVITIES:
Additions to oil and gas properties	(46,493)	(45,712)
Additions to furniture, fixtures and equipment, net	(31)	(14)
Change in working capital related to investing activities	14,513	(968)
Cash used in investing activities	(32,011)	(46,694)

FINANCING ACTIVITIES:
Borrowings under credit facility	90,100	76,750
Repayment of amounts outstanding under credit facility	(85,600)	(57,750)
Equity issuance costs	—	(2,767)
Tax withholdings related to restricted stock	(632)	(118)
Debt issuance costs	(14)	—
Change in working capital related to financing activities	(1,192)	1,037
Cash provided by financing activities	2,662	17,152

CHANGE IN CASH AND CASH EQUIVALENTS	1	—
CASH AND CASH EQUIVALENTS, beginning of period	$21	$21

CASH AND CASH EQUIVALENTS, end of period	$22	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,267	$14,024

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$19	$31

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we will adopt it using a modified retrospective approach. Currently, the Company is continuing to evaluate the standard’s applicability to our various contractual arrangements, and designing processes and internal controls necessary to adopt this standard. We believe that the adoption of this standard will result in recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this new guidance on its consolidated financial statements.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

In August 2017, FASB issued an accounting standards update for “Derivatives and Hedging,” which amends existing guidance related to the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We elected to early adopt this standard in the first quarter of 2018. Adoption of this standard did not impact our consolidated statements of operations or cash flows. Although we have not historically designated our derivative contracts as cash-flow hedges, we designated swap derivative contracts entered in April 2018 as cash-flow hedges. See Note 8 for additional information related to the derivative contracts designated as cash-flow hedges.

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

Liquidity

Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. At September 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

At September 30, 2018, our leverage ratio was 6.4 to 1.0, which is currently above the level that will be required as of March 31, 2019, of 5.0 to 1.0. If we are unable to improve our total leverage ratio by March 31, 2019, the obligations of the Company under the revolving credit facility may be accelerated, which would have a material adverse effect on our business. Our total leverage ratio has decreased from 9.7 to 1.0 as of December 31, 2016, to 6.4 to 1.0 as of September 30, 2018. In order to continue to improve our leverage position to meet the financial covenants under the revolving credit facility, we are currently pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders, including without limitation (i) exchanging debt for equity, (ii) adjusting our capital budget, (iii) reducing general and administrative expenses, (iv) improving cash flows from operations, (v) more effectively managing working capital and (vi) acquiring assets with existing production and cash flows. On April 12, 2018, Wilks (defined below) disclosed on Schedule 13D/A that they intend to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of approximately $60 million of 7% Senior Notes due 2021 currently held by Wilks. We have engaged, and intend to continue to engage, in discussions with potential counterparties, including the Wilks, regarding a broad range of transactions to reduce our leverage as we continue to explore these alternatives. There is no assurance that we will be able to execute any one or more of these of these alternatives, or that these alternatives can be consummated within the period needed to meet our obligations.

2.  Revenue Recognition

Revenues from the sale of oil, NGLs, and gas are recognized as the product is delivered to our customers’ custody transfer points and collectability is reasonably assured. We fulfill the performance obligations under our customer contracts through daily delivery of oil, NGLs and gas to our customers’ custody transfer points and revenues are recorded on a monthly basis. The prices received for oil, NGLs and natural gas sales under our contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, our revenues from the sale of oil, natural gas and NGLs will decrease if market prices decline. The sales of oil, NGLs and gas as presented on the Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, NGLs and gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

The following table presents our disaggregated revenue by major source for the three and nine months ended September 30, 2018, and 2017 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues (in thousands):
Oil	$18,160	$12,464	$52,547	$38,666
NGLs	10,690	7,093	26,874	19,172
Gas	3,797	6,051	12,262	19,094
Total revenue from contracts with customers	32,647	25,608	91,683	76,932
Commodity derivatives designated as cash flow hedges	(85)	—	(23)	—
Total oil, NGLs and gas sales	$32,562	$25,608	$91,660	$76,932

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (numerator):
Net loss – basic	$(4,261)	$(8,512)	$(20,779)	$(158,176)

Weighted average shares (denominator):
Weighted average shares – basic	94,486,395	86,501,242	94,527,831	81,142,672
Dilution effect of share-based compensation, treasury method (1)	—	—	—	—
Weighted average shares – diluted	94,486,395	86,501,242	94,527,831	81,142,672

Net loss per share:
Basic	$(0.05)	$(0.10)	$(0.22)	$(1.95)
Diluted	$(0.05)	$(0.10)	$(0.22)	$(1.95)

(1)

Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the three and nine months ended September 30, 2017. No options were outstanding as of September 30, 2018, as they had expired.

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

September 30, 2018

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

Acquisition

On November 1, 2017, we entered into a definitive agreement (the “Purchase Agreement”) to acquire producing properties directly adjacent to our acreage in the Permian Basin (the “Bolt-On Acquisition”). The Bolt-On Acquisition closed on November 20, 2017, and we issued 7,573,403 shares of common stock, par value $0.01 per share, with an effective date of September 1, 2017. The purchase price was finalized in April 2018, and we received 142,362 of the previously issued shares of our common stock, which were retired, pursuant to adjustments under the Purchase Agreement.

5. Long-Term Debt

The following table provides a summary of our long-term debt at September 30, 2018, and December 31, 2017 (in thousands).

	September 30,	December 31,
	2018	2017
Senior secured credit facility:
Outstanding borrowings	$295,500	$291,000
Debt issuance costs	(1,179)	(1,725)
Senior secured credit facility, net	294,321	289,275
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(829)	(1,055)
Senior notes, net	84,411	84,185
Total long-term debt	$378,732	$373,460

Senior Secured Credit Facility

At September 30, 2018, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination is not yet final.

At September 30, 2018, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $295.5 million under the Credit Facility at September 30, 2018, compared to $291 million of outstanding borrowings at December 31, 2017. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended September 30, 2018, was 6.1%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at September 30, 2018, and December 31, 2017, respectively, which reduce amounts available for borrowing under the Credit Facility.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and a ratio of not less than 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At September 30, 2018, our consolidated interest coverage ratio was 2.6 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At September 30, 2018, our consolidated modified current ratio was 1.2 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019. At September 30, 2018, our leverage ratio was 6.4 to 1.0.

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

Senior Notes

At September 30, 2018, and December 31, 2017, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

At September 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

6.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  At September 30, 2018, outstanding borrowings under the Credit Facility were $295.5 million, compared to $291 million at December 31, 2017. Since December 31, 2017, there have been no other material changes to our contractual obligations.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

7.  Income Taxes

For the three months ended September 30, 2018, our income tax benefit was $0.9 million, compared to $4.3 million for the three months ended September 30, 2017. The following table reconciles our income tax expense for the three and nine months ended September 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Statutory tax at 21% and 35%, respectively	$(1,088)	$(4,470)	$(5,362)	$(9,885)
State taxes, net of federal impact	137	171	411	366
Share-based compensation tax shortfall	—	8	70	320
Nondeductible compensation	30	—	123	—
Other differences	—	33	5	42
Write-off of deferred tax assets	—	—	—	139,090
Income tax (benefit) provision	$(921)	$(4,258)	$(4,753)	$129,933

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax.

The Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change NOLs in the future. Accordingly, we recognized a write-off of our deferred tax assets of $139.1 million in the nine months ended September 30, 2017.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

The following table provides our outstanding commodity derivative positions at September 30, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
October 2018 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

CMA Roll
October 2018 – December 2018 (1)	Swap	2,000 Bbls/day	$0.66/Bbl

Natural Gas
October 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
October 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
October 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
October 2018 – December 2018	Swap	400 Bbls/day	$14.70/Bbl
NGLs (C3 - Propane)
October 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
October 2018 – December 2018	Swap	400 Bbls/day	$40.74/Bbl
October 2018 – June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (IC4 - Isobutane)
October 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
October 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
October 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl
January 2019 – December 2019	Swap	100 Bbls/day	$65.10/Bbl
January 2019 – December 2019	Swap	100 Bbls/day	$65.31/Bbl

(1)	Designated as a cash flow hedge

After September 30, 2018, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
NGLs (C2 - Ethane)
January 2019 – March 2019	Swap	900 Bbls/day	$14.123/Bbl
NGLs (C3 - Propane)
January 2019 – March 2019	Swap	600 Bbls/day	$35.165/Bbl
NGLs (NC4 - Butane)
January 2019 – March 2019	Swap	200 Bbls/day	$38.63/Bbl

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2018, and December 31, 2017 (in thousands).

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2018	2017
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$31	$1,398
Commodity derivatives	Derivative liabilities	(4,197)	(2,181)
Total derivatives not designated as hedging instruments		(4,166)	(783)

Derivatives designated as cash flow hedges
Commodity derivatives	Derivative assets	$59	—

The following table summarizes the commodity derivatives (loss) gain (in thousands).

	Three Months Ended		Nine Months Ended
Income Statement Location	September 30,		September 30,
	2018	2017	2018	2017
Derivatives not designated as hedging instruments
Net cash payment on derivative settlements	$(3,172)	$(523)	$(6,685)	$(1,481)
Non-cash fair value (loss) gain on derivatives	(84)	(3,037)	(3,383)	2,596
Commodity derivative (loss) gain	$(3,256)	$(3,560)	$(10,068)	$1,115

Derivatives designated as cash flow hedges
Oil, NGLs and gas sales	$(85)	$—	$(23)	$—

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2018 (in thousands).

	Pre-Tax	Tax Effect	Net-of Tax
Balance at June 30, 2018	$(197)	$41	$(156)
Other comprehensive income before reclassifications	171	(36)	135
Amounts reclassified from AOCI	85	(18)	67
Net other comprehensive income	256	(54)	202
Balance at September 30, 2018	$59	$(13)	$46

The following table summarizes the changes in AOCI for the nine months ended September 30, 2018 (in thousands).

	Pre-Tax	Tax Effect	Net-of Tax
Balance at December 31, 2017	$—	$—	$—
Other comprehensive income before reclassifications	36	(8)	28
Amounts reclassified from AOCI	23	(5)	18
Net other comprehensive income	59	(13)	46
Balance at September 30, 2018	$59	$(13)	$46

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

September 30, 2018

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The shares of our common stock issued in the Exchange Transactions were valued as a Level 1 measurement. At September 30, 2018, we had no Level 1 measurements.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At September 30, 2018, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At September 30, 2018, we had no recurring Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2018
	Carrying Amount	Fair Value
Senior Notes	$84,411	$82,855

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

Cash-settled performance awards

As of September 30, 2018, we had 1,508,285 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the three and nine months ended September 30, 2018, we recognized an expense of $27,000 and $0.8 million, respectively. For the three and nine months ended September 30, 2017, we recognized an expense of $0.2 million and $0.5 million, respectively. At September 30, 2018, we recorded a current liability of $1.1 million and a non-current liability of $0.8 million related to the cash-settled performance awards on our consolidated balance sheets.  During the nine months ended September 30, 2018, we paid $1 million related to vested cash-settled performance awards.

10.  Related Party Transactions

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of September 30, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services to the Company. There is no required minimum or maximum number of wells committed, and we intend to use ProFrac on a well-by-well basis throughout 2018. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership interest in ProFrac. During the nine months ended September 30, 2018, we incurred capital expenditures of $8.1 million for hydraulic fracturing services with Profrac, which is included in additions to oil and gas properties on our consolidated statements of cash flows. As of September 30, 2018, there is no recorded liability due to ProFrac.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our financial condition, changes in financial condition and results of operations. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.  Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	our leverage negatively affecting our semi-annual redetermination of our revolving credit facility;
•	our ability to comply with the covenants in our revolving credit facility;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 150,000 net acres as of September 30, 2018.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2017, our estimated proved reserves were 181.5 million barrels of oil equivalent (“MMBoe”), made up of 28% oil, 32% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2017.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At September 30, 2018, we owned working interests in 801 producing oil and gas wells.

Third Quarter 2018 Activity

During the three months ended September 30, 2018, we produced 1,043 MBoe, or 11.3 MBoe/d. During the quarter, we drilled six horizontal wells, and completed two horizontal wells. At September 30, 2018, we had seven horizontal Wolfcamp wells waiting on completion. We currently have no rigs running in Project Pangea.

2018 Capital Expenditures

For the three months ended September 30, 2018, our capital expenditures totaled $19.3 million, consisting of $17 million for drilling and completion activities, $2.2 million for infrastructure projects and equipment and $0.1 million for lease acquisitions and extensions.  For the nine months ended September 30, 2018, our capital expenditures totaled $46.5 million, consisting of $40.6 million for drilling and completion activities, $5.5 million for infrastructure projects and equipment and $0.4 million for lease acquisitions and extensions.  We do not expect significant additional capital expenditures for the remainder of the year.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2018 and 2017.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues (in thousands):
Oil	$18,075	$12,464	$52,524	$38,666
NGLs	10,690	7,093	26,874	19,172
Gas	3,797	6,051	12,262	19,094
Total oil, NGLs and gas sales	32,562	25,608	91,660	76,932

Net cash payment on derivative settlements	(3,172)	(523)	(6,685)	(1,481)
Total oil, NGLs and gas sales including derivative impact	$29,390	$25,085	$84,975	$75,451

Production:
Oil (MBbls)	269	278	819	837
NGLs (MBbls)	377	374	1,105	1,109
Gas (MMcf)	2,388	2,455	7,168	7,331
Total (MBoe)	1,043	1,061	3,119	3,168
Total (MBoe/d)	11.3	11.5	11.4	11.6

Average prices:
Oil (per Bbl)	$67.28	$44.91	$64.13	$46.19
NGLs (per Bbl)	28.38	18.96	24.31	17.28
Gas (per Mcf)	1.59	2.46	1.71	2.60
Total (per Boe)	31.21	24.14	29.39	24.28

Net cash payment on derivative settlements (per Boe)	(3.04)	(0.49)	(2.14)	(0.47)
Total including derivative impact (per Boe)	$28.17	$23.65	$27.25	$23.81

Costs and expenses (per Boe):
Lease operating	$5.57	$4.16	$5.17	$4.05
Production and ad valorem taxes	2.03	1.71	2.30	2.03
Exploration	—	0.09	—	1.03
General and administrative	5.35	6.00	5.84	5.95
Depletion, depreciation and amortization	13.90	15.88	15.08	17.15

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $7 million, or 27%, for the three months ended September 30, 2018, to $32.6 million, compared to $25.6 million for the three months ended September 30, 2017.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($7.4 million) partially offset by a decrease in production volumes ($0.4 million). We expect oil, NGLs and gas sales to increase for the remainder of 2018 compared to the prior year period due to improved commodity prices.

Net loss. Net loss for the three months ended September 30, 2018, was $4.3 million, or $0.05 per diluted share, compared to $8.5 million, or $0.10 per diluted share, for the three months ended September 30, 2017. Net loss for the three months ended September 30, 2018, included a commodity derivative loss of $3.3 million. The decrease in the net loss for the three months ended September 30, 2018, was primarily due to the increase in revenue ($7 million), partially offset by a decrease in income tax benefit ($3.3 million).

Oil, NGLs and gas production.  Production for the three months ended September 30, 2018, totaled 1,043 MBoe (11.3 MBoe/d), compared to production of 1,061 MBoe (11.5 MBoe/d) in the prior-year period, a 2% decrease. Production for the three months ended September 30, 2018, was 26% oil, 36% NGLs and 38% gas, compared to 26% oil, 35% NGLs and 39% gas in the 2017 period. Production volumes decreased during the three months ended September 30, 2018, due to natural production decline. We expect production to decrease from current levels through year end due to a decrease in capital expenditures.

Commodity derivative loss.  The following table sets forth the components of our commodity derivative loss for the three months ended September 30, 2018, and 2017 (in thousands).

	Three Months Ended September 30,
	2018	2017
Net cash payment on derivative settlements	$(3,172)	$(523)
Non-cash fair value loss on derivatives	(84)	(3,037)
Commodity derivative loss	$(3,256)	$(3,560)

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

In April 2018, we entered into basis swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Basis swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. Oil, NGLs and gas sales includes a reduction in revenue of $85,000 related to this cash flow hedge for the three months ended September 30, 2018.

Lease operating. Our lease operating expenses (“LOE”) increased $1.4 million, or 32%, for the three months ended September 30, 2018, to $5.8 million, or $5.57 per Boe, compared to $4.4 million, or $4.16 per Boe, for the three months ended September 30, 2017.  The increase in LOE per Boe for the three months ended September 30, 2018, was primarily due to well repairs, workovers and maintenance, compressor rental and repair and water handling. The increase in well repairs, workovers and maintenance was due to an increase in workover activity for the three months ended September 30, 2018. We expect a decrease in LOE due to a decrease in workover activity. The following table summarizes LOE in millions and LOE per Boe.

	Three Months Ended September 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.9	$1.86	$1.8	$1.70	$0.1	$0.16	9.4%
Well repairs, workovers and maintenance	1.9	1.82	0.9	0.81	1.0	1.01	124.7
Water handling and other	1.2	1.10	1.0	0.92	0.2	0.18	19.6
Pumpers and supervision	0.8	0.79	0.7	0.73	0.1	0.06	8.2
Total	$5.8	$5.57	$4.4	$4.16	$1.4	$1.41	33.9%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.3 million, or 17%, for the three months ended September 30, 2018, to $2.1 million compared to $1.8 million for the three months ended September 30, 2017.  Production and ad valorem taxes were $2.03 per Boe and $1.71 per Boe and approximately 6.5% and 7.1% of oil, NGLs and gas sales for the three months ended September 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the current and prior periods.

Exploration. We recorded exploration expense of $6,000 for the three months ended September 30, 2018, compared to $0.1 million, or $0.09 per Boe for the three months ended September 30, 2017.  The decrease in exploration expense was primarily due to no lease expirations in the third quarter of 2018.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.8 million, or 12%, to $5.6 million, or $5.35 per Boe, for the three months ended September 30, 2018, compared to $6.4 million, or $6.00 per Boe, for the three months ended September 30, 2017. The decrease in G&A and G&A per Boe was primarily due to a decrease in share-based compensation and salaries and benefits. For the three months ended September 30, 2018, G&A included an expense of $27,000 compared to an expense of $0.2 million for the three months ended September 30, 2017, related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A and G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended September 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.1	$3.00	$3.3	$3.08	$(0.2)	$(0.08)	(2.6)%
Share-based compensation	0.6	$0.61	1.3	$1.25	(0.7)	(0.64)	(51.2)
Professional fees	0.6	$0.54	0.6	$0.58	-	(0.04)	(6.9)
Other	1.3	$1.20	1.2	$1.09	0.1	0.11	10.1
Total	$5.6	$5.35	$6.4	$6.00	$(0.8)	$(0.65)	(10.8)%

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.3 million, or 14%, to $14.5 million for the three months ended September 30, 2018, compared to $16.8 million for the three months ended September 30, 2017.  Our DD&A per Boe decreased by $1.98, or 12%, to $13.90 per Boe for the three months ended September 30, 2018, compared to $15.88 per Boe for the three months ended September 30, 2017.  The decrease in DD&A and DD&A per Boe over the prior-year period was primarily due to an increase in estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $1.2 million, or 22%, to $6.5 million for the three months ended September 30, 2018, compared to $5.3 million for the three months ended September 30, 2017.  This increase was primarily due to increases in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2018, was 6.1% compared to 4.7% for the three months ended September 30, 2017.

Income taxes. For the three months ended September 30, 2018, our income tax benefit was $0.9 million, compared to an income tax benefit of $4.3 million for the three months ended September 30, 2017. The following table reconciles our income tax expense for the three months ended September 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (in thousands).

	September 30,	September 30,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(1,088)	$(4,470)
State taxes, net of federal impact	137	171
Share-based compensation tax shortfall	—	8
Nondeductible compensation	30	—
Other differences	—	33
Write-off of deferred tax assets	—	—
Income tax (benefit) provision	$(921)	$(4,258)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We expect our effective tax rate to be lower compared to the prior year due to the change in tax legislation.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Oil, NGLs and gas sales.  Oil, NGLs and gas sales increased $14.8 million, or 19%, for the nine months ended September 30, 2018, to $91.7 million, compared to $76.9 million for the nine months ended September 30, 2017.  The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($15.9 million) partially offset by a decrease in production volumes ($1.2 million). We expect oil, NGLs and gas sales to increase in 2018 compared to 2017 due to improved commodity prices.

Net loss.  Net loss for the nine months ended September 30, 2018, was $20.8 million, or $0.22 per diluted share, compared to $158.2 million, or $1.95 per diluted share, for the nine months ended September 30, 2017. Net loss for the nine months ended September 30, 2018, included a commodity derivative loss of $10.1 million. The decrease in the net loss for the nine months ended September 30, 2018, was primarily due to the debt-for-equity exchange transactions completed in the nine months ended September 30, 2017. In connection with the exchange transactions, we recognized a gain on debt extinguishment of $5.1 million and a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

Oil, NGLs and gas production.  Production for the nine months ended September 30, 2018, totaled 3,119 MBoe (11.4 MBoe/d), compared to production of 3,168 MBoe (11.6 MBoe/d) in the prior-year period, a 2% decrease. Production for the nine months ended September 30, 2018, was 26% oil, 36% NGLs and 38% gas, compared to 26% oil, 35% NGLs and 39% gas in the 2017 period. Production volumes decreased during the nine months ended September 30, 2018, due to natural production decline. We expect production to decrease from current levels through year end due to a decrease in capital expenditures.

Commodity derivative (loss) gain.  The following table sets forth the components of our commodity derivative (loss) gain for the nine months ended September 30, 2018, and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017
Net cash payment on derivative settlements	$(6,685)	$(1,481)
Non-cash fair value (loss) gain on derivatives	(3,383)	2,596
Commodity derivative (loss) gain	$(10,068)	$1,115

In April 2018, we entered into basis swaps for the CMA Roll covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/bbl. Basis swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. Oil, NGLs and gas sales includes a reduction in revenue of $23,000 related to this cash flow hedge for the nine months ended September 30, 2018.

Lease operating. Our LOE increased $3.3 million, or 26%, for the nine months ended September 30, 2018, to $16.1 million, or $5.17 per Boe, compared to $12.8 million, or $4.05 per Boe, for the nine months ended September 30, 2017.  The increase in LOE per Boe for the nine months ended September 30, 2018, was primarily due to well repairs, workovers and maintenance and water handling. The increase in well repairs, workovers and maintenance was due to an increase in workover activity for the nine months ended September 30, 2018. We expect a decrease in LOE due to a decrease in workover activity. The following table summarizes LOE in millions and LOE per Boe.

	Nine Months Ended September 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$5.3	$1.72	$5.3	$1.66	$-	$0.06	3.6%
Well repairs, workovers and maintenance	4.9	1.57	2.7	0.85	2.2	0.72	84.7
Water handling and other	3.5	1.12	2.6	0.83	0.9	0.29	34.9
Pumpers and supervision	2.4	0.76	2.2	0.71	0.2	0.05	7.0
Total	$16.1	$5.17	$12.8	$4.05	$3.3	$1.12	27.7%

Production and ad valorem taxes. Our production and ad valorem taxes increased $0.8 million, or 12%, for the nine months ended September 30, 2018, to $7.2 million compared to $6.4 million for the nine months ended September 30, 2017.  Production and ad valorem taxes were $2.30 per Boe and $2.03 per Boe and approximately 7.8% and 8.4% of oil, NGLs and gas sales for the nine months ended September 30, 2018 and 2017, respectively. The increase in production and ad valorem taxes was primarily a function of the increase in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $9,000 for the nine months ended September 30, 2018, compared to $3.3 million, or $1.03 per Boe for the nine months ended September 30, 2017.  The decrease in exploration expense was primarily due to no lease expirations in the nine months ended September 30, 2018.

General and administrative. Our G&A decreased $0.6 million, or 3%, to $18.2 million, or $5.84 per Boe, for the nine months ended September 30, 2018, compared to $18.8 million, or $5.95 per Boe, for the nine months ended September 30, 2017. The decrease in G&A and G&A per Boe was primarily due a decrease in share-based compensation, partially offset by an increase in salaries and benefits. For the nine months ended September 30, 2018, G&A included an expense of $0.8 million compared to an expense of $0.5 million for the nine months ended September 30, 2017, related to cash-settled performance awards. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A and G&A per Boe. The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended September 30,
	2018		2017		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$10.5	$3.37	$10.0	$3.17	$0.5	$0.20	6.3%
Share-based compensation	2.1	$0.68	3.5	$1.11	(1.4)	(0.43)	(38.7)
Professional fees	1.8	$0.57	1.8	$0.58	-	(0.01)	(1.7)
Other	3.8	$1.22	3.5	$1.09	0.3	0.13	11.9
Total	$18.2	$5.84	$18.8	$5.95	$(0.6)	$(0.11)	(1.8)%

Depletion, depreciation and amortization.  Our DD&A decreased $7.3 million, or 13%, to $47 million for the nine months ended September 30, 2018, compared to $54.3 million for the nine months ended September 30, 2017.  Our DD&A per Boe decreased by $2.07, or 12%, to $15.08 per Boe for the nine months ended September 30, 2018, compared to $17.15 per Boe for the nine months ended September 30, 2017.  The decrease in DD&A and DD&A per Boe over the prior-year period was primarily due to an increase in estimated proved developed reserves.

Interest expense, net.  Our interest expense, net, increased $2.8 million, or 18%, to $18.5 million for the nine months ended September 30, 2018, compared to $15.7 million for the nine months ended September 30, 2017.  This increase was primarily due to an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the nine months ended September 30, 2018, was 5.8% compared to 4.4% for the nine months ended September 30, 2017.

Gain on debt extinguishment. In the nine months ended September 30, 2018, we did not repurchase or retire any outstanding debt. In the nine months ended September 30, 2017, we completed two debt-for-equity exchange transactions, which reduced the principal amount of our outstanding 7% Senior Notes due 2021 (the “Senior Notes”) by $145.1 million. We recognized a gain of $5.1 million on the exchange transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged.

Income taxes. For the nine months ended September 30, 2018, our income tax benefit was $4.8 million, compared to an income tax expense of $129.9 million for the nine months ended September 30, 2017. The following table reconciles our income tax expense for the nine months ended September 30, 2018, and 2017, to the U.S. federal statutory rates of 21% and 35%, respectively (in thousands).

	September 30,	September 30,
	2018	2017
Statutory tax at 21% and 35%, respectively	$(5,362)	$(9,885)
State taxes, net of federal impact	411	366
Share-based compensation tax shortfall	70	320
Nondeductible compensation	123	—
Other differences	5	42
Write-off of deferred tax assets	—	139,090
Income tax (benefit) provision	$(4,753)	$129,933

On December 22, 2017, the Tax Cuts and Jobs Act was enacted which, among other things, lowered the U.S. Federal income tax rate applicable to corporations from 35% to 21% and repealed the corporate alternative minimum tax. We expect our effective tax rate to be lower compared to the prior year due to the change in tax legislation.

In the nine months ended September 30, 2017, in connection with the debt-for-equity exchange transactions, we recorded a write-off of deferred tax assets of $139.1 million resulting from our cumulative change in ownership.

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

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices decline from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisition, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility. At September 30, 2018, we were in compliance with all required covenants under our revolving credit facility. If commodity prices remain or decline from current levels or we fail to reduce our total debt, we may trigger non-compliance with required financial covenants in the future and otherwise adversely impact our ability to operate.

We believe we have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and maintenance of our current development plan. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, including debt reduction, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms, or at all. Using some of these financing sources may require approval from the lenders under our revolving credit facility.

Liquidity

We define liquidity as funds available under our revolving credit facility and cash and cash equivalents.  Our liquidity is subject to our continued compliance with the financial covenants under our revolving credit facility. At September 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments.

Our revolving credit facility includes, among other financial covenants, a leverage covenant, which requires us to reduce our leverage as of the end of the first quarter of 2019. Our leverage is currently above the level required by the leverage covenant, and factors beyond our control may affect our ability to comply with the leverage covenant by the end of the first quarter of 2019. Failure to comply with the leverage covenant may result in an event of default. See Note 5 to our consolidated financial statements in this report for additional information regarding the leverage covenant and the other financial covenants under our revolving credit facility.

At September 30, 2018, we had $295.5 million in outstanding borrowings under our revolving credit facility and liquidity of $29.2 million, compared to $291 million in outstanding borrowings under our revolving credit facility and liquidity of $33.7 million at December 31, 2017. The table below summarizes our liquidity position at September 30, 2018, and December 31, 2017 (in thousands).

	Liquidity at
	September 30,	December 31,
	2018	2017
Borrowing base	$325,000	$325,000
Cash and cash equivalents	22	21
Long-term debt – Credit Facility	(295,500)	(291,000)
Undrawn letters of credit	(325)	(325)
Liquidity	$29,197	$33,696

Working Capital

Our working capital is affected primarily by our capital spending program.  We had a working capital deficit of $26.8 million and $8.4 million at September 30, 2018, and December 31, 2017, respectively. The change in working capital was primarily due to an increase in accounts payable and accrued liabilities due to our capital spending program. To the extent we operate with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$29,350	$29,542
Cash used in investing activities	(32,011)	(46,694)
Cash provided by financing activities	2,662	17,152
Net increase in cash and cash equivalents	$1	$—

Operating Activities

Cash provided by operating activities decreased by 1%, or $0.2 million, to $29.4 million during the nine months ended September 30, 2018, compared to the prior-year period. The decrease in our cash provided by operating activities was due to an increase in LOE ($3.3 million), interest expense ($2.8 million), net cash settlements under our commodity derivatives ($5.2 million) production and ad valorem taxes ($0.8 million), G&A excluding share-based compensation ($0.8 million), and changes in working capital related to operating activities ($2.3 million), partially offset by an increase in oil, NGLs and gas sales ($14.8 million) from higher commodity prices. We expect our operating cash flow to increase from prior year periods due to anticipated higher commodity prices.

Investing Activities

Cash used in investing activities decreased by $14.7 million for the nine months ended September 30, 2018, to $32 million, compared to the prior-year period. Cash used in investing activities for the nine months ended September 30, 2018, was primarily attributable to drilling and development ($40.6 million), infrastructure projects and equipment ($5.5 million) and lease acquisitions

($0.4 million).  Cash used in investing activities was partially offset by changes in working capital associated with investing activities ($14.5 million). The change in working capital associated with investing activities was due to an increase in accounts payable and accrued liabilities due to our capital spending program and the termination of a prepaid hydraulic fracturing services agreement. During the nine months ended September 30, 2018, we drilled six horizontal wells and completed nine horizontal wells. At September 30, 2018, we had seven horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities was $2.7 million for the nine months ended September 30, 2018, compared to $17.2 million of cash provided by financing activities in the prior-year period.  We had $295.5 million in outstanding borrowings under our revolving credit facility at September 30, 2018, compared to $291 million in outstanding borrowings as of December 31, 2017. During the nine months ended September 30, 2018, net cash provided by financing activities included net borrowings under our revolving credit facility of $4.5 million, tax withholdings related to restricted stock of $0.6 million and changes in working capital associated with financing activities of $1.2 million.

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

Revolving Credit Facility

At September 30, 2018, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $295.5 million and $291 million under our revolving credit facility at September 30, 2018, and December 31, 2017, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2018, was 6.1%.

The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. Our semi-annual borrowing base redetermination process is underway, but not yet final.

At September 30, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 5 to our consolidated financial statements in this report for additional information regarding our revolving credit facility and our principal financial covenants.  At September 30, 2018, our leverage ratio was 6.4 to 1.0, which is currently above the level that will be required as of March 31, 2019, of 5.0 to 1.0. If we are unable to improve our total leverage ratio by March 31, 2019, the obligations of the Company under the revolving credit facility may be accelerated, which would have a material adverse effect on our business. Our total leverage ratio has decreased from 9.7 to 1.0 as of December 31, 2016, to 6.4 to 1.0 as of September 30, 2018. In order to continue to improve our leverage position to meet the financial covenants under the revolving credit facility, we are currently pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders, including without limitation (i) exchanging debt for equity, (ii) adjusting our capital budget, (iii) reducing general and administrative expenses, (iv) improving cash flows from operations, (v) more effectively managing working capital and (vi) acquiring assets with existing production and cash flows. There is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all.

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

Senior Notes

At September 30, 2018, and December 31, 2017, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes.

Wilks, a related party, purchased a portion of the outstanding Senior Notes in the open market in 2017 and 2018. The Company believes that Wilks held approximately $60 million of the outstanding Senior Notes as of September 30, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. On April 12, 2018, Wilks disclosed on Schedule 13D/A that they intend to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of additional Senior Notes currently held by Wilks.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. At September 30, 2018, outstanding borrowings under our revolving credit facility were $295.5 million, compared to $291 million at December 31, 2017. Since December 31, 2017, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2018, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In the three months ended September 30, 2018, the NYMEX WTI prompt month price ranged from a low of $65.01 per barrel to a high of $74.15 per barrel. In the three months ended September 30, 2017, the NYMEX WTI prompt month price ranged from a low of $44.23 per barrel to a high of $52.22 per barrel.

In the three months ended September 30, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.72 per MMBtu to a high of $3.08 per MMBtu. In the three months ended September 30, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.77 per MMBtu to a high of $3.15 per MMBtu.

The following table provides our outstanding commodity derivative positions at September 30, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2018 – December 2018	Swap	300 Bbls/day	$50.00/Bbl
October 2018 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

CMA Roll
October 2018 – December 2018	Swap	2,000 Bbls/day	$0.66/Bbl

Natural Gas
October 2018 – December 2018	Swap	200,000 MMBtu/month	$3.085/MMBtu
October 2018 – December 2018	Swap	250,000 MMBtu/month	$3.084/MMBtu

NGLs (C2 - Ethane)
October 2018 – December 2018	Swap	1,000 Bbls/day	$11.424/Bbl
October 2018 – December 2018	Swap	400 Bbls/day	$14.70/Bbl
NGLs (C3 - Propane)
October 2018 – December 2018	Swap	600 Bbls/day	$32.991/Bbl
October 2018 – December 2018	Swap	400 Bbls/day	$40.74/Bbl
October 2018 – June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (IC4 - Isobutane)
October 2018 – December 2018	Swap	50 Bbls/day	$38.262/Bbl
NGLs (NC4 - Butane)
October 2018 – December 2018	Swap	200 Bbls/day	$38.22/Bbl
NGLs (C5 - Pentane)
October 2018 – December 2018	Swap	200 Bbls/day	$56.364/Bbl
January 2019 – December 2019	Swap	100 Bbls/day	$65.10/Bbl
January 2019 – December 2019	Swap	100 Bbls/day	$65.31/Bbl

After September 30, 2018, we entered into the following commodity derivative positions:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
NGLs (C2 - Ethane)
January 2019 – March 2019	Swap	900 Bbls/day	$14.123/Bbl
NGLs (C3 - Propane)
January 2019 – March 2019	Swap	600 Bbls/day	$35.165/Bbl
NGLs (NC4 - Butane)
January 2019 – March 2019	Swap	200 Bbls/day	$38.63/Bbl

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

At September 30, 2018, the fair value of our open derivative contracts was a net liability of $4.1 million, compared to a net liability of $0.8 million at December 31, 2017.

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

For the three months ended September 30, 2018 and 2017, we recognized a commodity derivative loss of $3.3 million and $3.6 million.  A hypothetical 10% increase in commodity prices would have resulted in a $3.5 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at September 30, 2018, and a corresponding increase in the commodity derivatives loss recorded on our consolidated statement of operations for the three months ended September 30, 2018.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2018. Based on this evaluation, the CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Approach Resources Inc.

Date: November 8, 2018	By:	/s/ J. Ross Craft
J. Ross Craft
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Sergei Krylov
Sergei Krylov
Executive Vice President and Chief Financial Officer (Principal Financial Officer)