Form 10-K
period 2018-12-31
Approach Resources Inc
filed 2019-03-18
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $108.5 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 1, 2019, was 94,668.710.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference in Part III, Items 10-14 of this report.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this report. All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to continue as a going concern;
•	our ability to comply with the covenants in our revolving credit facility;
•	our leverage negatively affecting the semi-annual redetermination of our revolving credit facility;
•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;
•	our cash flows and liquidity;
•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;

•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed under Item 1A. “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

General

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 150,000 net acres as of December 31, 2018. We believe our concentrated acreage position and extensive, integrated field infrastructure system provide us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “— Our Business Strategy” below. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2018, our estimated proved reserves were 180.1 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2018:

•	29% oil, 31% NGLs and 40% natural gas;
•	37% proved developed;
•	100% operated;
•	Reserve life of approximately 44 years based on 2018 production of 4.1 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $660 million; and
•	PV-10 (non-GAAP) of $761.8 million.

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

At December 31, 2018, we owned and operated 813 producing oil and gas wells in the Permian Basin. During 2018, we produced 4.1 MMBoe, or 11.2 MBoe/d. Production for 2018 was 26% oil, 36% NGLs and 38% natural gas.

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

Our Business Strategy

Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return by pursuing the strategies discussed below. However, the rate of growth of our reserves and production, as well as achievable rates of return, depend on commodity prices and the availability of capital.

In response to deteriorating and volatile commodity prices, we substantially reduced our drilling activity beginning in 2015, which has led to a natural decline in production. Commodity prices have continued to remain volatile and have drastically fallen again in 2018, which has resulted in unanticipated delays in our ability to resume and accelerate our drilling activity over the last several years. In order to address the effect of the sustained commodity price volatility and deterioration on our business strategy and financial metrics, we have pursued, and currently are pursuing or considering, a number of alternatives to strengthen our balance sheet and resume production growth. These factors raise substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and our ability to continue to comply with the financial covenants under our revolving credit facility.

In order to improve our leverage position to meet upcoming financial covenants under the revolving credit facility, we have been, and currently are, pursuing or considering a number of deleveraging and strategic actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. On April 12, 2018, our largest shareholder, Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”), disclosed on Schedule 13D/A that they intended to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of approximately $60 million of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks (the “Exchange Transaction”). In April 2018, our board of directors formed a committee of independent directors (the “Special Committee”) to evaluate a potential Exchange Transaction as well as other strategic alternatives. The Special Committee hired financial and legal advisors to advise the Special Committee on these matters.  The Special Committee engaged in discussions with Wilks regarding an Exchange Transaction in 2018, but in mid-2018 the Wilks and the Committee deferred further discussions regarding a stand-alone Exchange Transaction pending resolution of the Company’s discussions regarding the potential transaction described in the following paragraph.

In addition, management has reviewed numerous cash flow producing properties for potential acquisition over the last several years in order to grow our production base and reduce our leverage ratio to a sustainable level and one that is in compliance with our financial covenants.  In early 2018, we retained a financial advisor, separate from the Special Committee’s advisor, and began discussions with a potential seller and multiple financing counterparties for the purchase of a set of substantial cash flow producing properties.  Despite a deteriorating commodity price market, discussions with both the seller and financing parties progressed throughout 2018.  However, no definitive agreements ultimately were executed, and the negotiations currently are not active.

In March 2019, our board of directors expanded the scope of the Special Committee to explore, in addition to an Exchange Transaction, other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either in court or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to pursue and consider other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; (iii) merging with a strategic partner. The Special Committee has re-commenced discussions with the Wilks regarding an Exchange Transaction and intends to continue those discussions as part of its review of financing alternatives and deleveraging transactions. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

We also continue to position ourselves to increase our drilling activity at a measured and disciplined pace, and resume production growth in the event of a continued and sustained commodity price recovery, by focusing on the following strategies:

•	Strengthen our balance sheet and financial flexibility. We intend to continue to explore a broad range of deleveraging alternatives as discussed above.

•

Acquire strategic and complementary assets. We continually review opportunities to acquire producing properties, undeveloped acreage and drilling prospects. We focus particularly on opportunities where we believe our operational efficiency, reservoir management and geological expertise in unconventional oil and gas properties will enhance value and performance. We remain focused on unconventional resource opportunities, but we will also consider conventional opportunities based on individual project economics.

•

Develop our Wolfcamp shale oil resource play. We believe our current acreage position provides us the long-term ability to increase reserves and production at competitive costs and at attractive rates of return when commodity prices improve. During 2018, we drilled six, and completed nine, horizontal Wolfcamp wells, and entered 2019 with an inventory of seven drilled horizontal wells waiting on completion. With our 2019 drilling plan, we expect to continue to develop our core properties in Project Pangea, subject to commodity prices. Focusing on the Wolfcamp shale oil play allows us to use our operating, technical and regional expertise important to interpreting geological and operating trends, enhancing production rates and maximizing well recovery. In addition, our inventory of drilled wells waiting on completion allows us to increase production with lower marginal capital expenditures.

•

Operate our properties as a low-cost producer. We believe our concentrated acreage position in the Midland Basin enables us to capture economies of scale and operating efficiencies. Through our investment in extensive integrated field infrastructure, including water transportation and recycling systems, centralized production facilities, gas lift lines and saltwater disposal wells, we have significantly reduced drilling and completion costs, per-unit lease operating expenses and our fresh water use over the last three years. In addition, because we operate 100% of our reserve base, we are able to better manage timing and scope of capital expenditures and control costs.

•

Operate our business at or near cash-flow breakeven. In 2019, we have set our expected capital expenditure budget to a range of $30 million to $60 million. We believe that over the long term we will be able to maintain and grow production substantially out of operating cash flow. We have the operational flexibility to adjust our capital spending upward in response to a commodity price recovery. Operating our business at or near operating cash flow allows us to preserve liquidity so that we will be able to accelerate execution of our long-term strategy should commodity prices further recover. Because we operate 100% of our reserve base, we also have the flexibility to adjust our capital budget downward in response to commodity price decreases.

•

Mitigate commodity price volatility. We enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility. For 2018, we hedged approximately 57%, 61% and 63% of our natural gas, NGLs and oil production, respectively. For 2019, we currently have 182,500 Bbls of oil hedged at a floor price of $65.00 per Bbl and a ceiling price of $71.00 per Bbl and 239,575 Bbls of NGLs hedged at weighted average prices of $14.12 per Bbl (C2-ethane), $36.54 per Bbl (C3-propane), $38.63 per Bbl (NC4-butane) and $65.21 per Bbl (C5 – Pentane).

Our Competitive Strengths

We have a number of competitive strengths, which we believe will help us to successfully execute our business strategies:

•

Lower-risk, liquids-rich asset base. We have assembled a strong asset base within the Midland Basin, where we have a long history of operating. We have drilled more than 800 wells in the area since 2004. Our acreage position of 150,000 net, primarily contiguous acres in the Midland Basin provides us with a multi-year inventory of repeatable, horizontal and vertical drilling locations that we believe create the opportunity for us to deliver long-term reserve, production and cash flow growth. Production for 2018 was 62% liquids (26% oil and 36% NGLs) and 38% natural gas.  With a liquids-rich but diverse production base, we are able to capture the upside of improvement in commodity prices in any one of our three production streams.

•

Installation of field infrastructure and water handling systems. Our large, mostly contiguous acreage position and our success in the Wolfcamp shale oil play led us to invest over $125 million in building field infrastructure since 2012. We have an extensive network of centralized production facilities, water transportation, handling and recycling systems, gas lift lines and saltwater disposal wells. In addition, we believe the infrastructure reduces the need for trucks, reduces fresh water usage, improves drilling and completion efficiencies and drives down drilling and completion and operating costs.
•

High degree of operational control.  We operate 100% of our estimated proved reserves, and we have approximately 98.5% working interest in Project Pangea. This allows us to more effectively manage and control the timing of capital spending on our development activities, as well as maximize benefits from operating cost efficiencies and field infrastructure systems.

•

Proactive financial management.  In 2018, we executed a disciplined capital expenditure program, spending 22% less than the midpoint of our annual budget.  As of December 31, 2018, we had liquidity of approximately $23.2 million. In 2017, we completed a debt-for-equity exchange which reduced the outstanding principal of our long-term debt by $145.1 million, extended the term on our revolving credit facility by one year to May 7, 2020, and completed an acquisition of producing Wolfcamp shale assets adjacent to our Project Pangea acreage. Currently, we are continuing to evaluate a broad range of transactions to reduce our leverage. We also enter into commodity derivative contracts to partially mitigate the risk of commodity price volatility.

•

Experienced management team with track record of growth. Our management team has extensive industry experience, including significant technical and exploration expertise. Our management team has specific expertise in the Permian Basin and in successfully executing multi-year development drilling programs.

2018 Activity

Our 2018 activity focused on executing a disciplined capital budget in connection with slowly recovering commodity prices, strengthening our balance sheet and maintaining a competitive operating cost structure. We drilled six, and completed nine, horizontal wells in 2018 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2019, at a measured pace subject to commodity prices, capital availability and leverage restrictions. Our 2018 activities included:

•

Executed a disciplined capital budget and managed production decline. In 2018, we incurred capital expenditures of $46.8 million, spending 22% less than the midpoint of our annual budget, and we deferred well completions scheduled in the fourth quarter due to the sharp decrease in commodity prices. During 2018, we drilled six, and completed nine, horizontal Wolfcamp wells, and entered 2019 with an inventory of seven drilled horizontal wells waiting on completion. Production for 2018 totaled 4.1 MMBoe (11.2 MBoe/d) compared to 4.2 MMBoe (11.6 MBoe/d) in 2017, a decrease of 4%. Production for 2018 was 26% oil, 36% NGLs and 38% natural gas.

•

Maintained competitive operating cost structure. Utilizing our infrastructure and field-level expertise, we maintained an industry leading average drilling and completion cost of $4.6 million per horizontal well and lease operating expense per Boe of $5.18. Additionally, in 2018, we reduced general and administrative expenses by $3.4 million, or 14%.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2018, we had drilled and completed a total of 25 wells targeting the Wolfcamp A bench, 115 wells targeting the Wolfcamp B bench and 56 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2018.

Plans for 2019

For 2019, we have set our capital expenditure budget to a range of $30 million to $60 million, compared to $46.8 million of capital expenditures in 2018. We plan to operate one rig on an intermittent basis during the year in Project Pangea. Our 2019 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. The eventual results of our strategic and deleveraging efforts may have a substantial impact on the Company’s capital expenditure budget. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future or a change to our capital structure, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

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

For the year ended December 31, 2018, sales to American Midstream, LP (“AMID”) and DCP Midstream, LP (“DCP”) accounted for approximately 56% and 41%, respectively, of our total sales. As of December 31, 2018, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID. In addition, as of December 31, 2018, we had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

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

In 2018, we recognized a commodity derivative loss of $0.3 million, and the estimated fair value of our derivatives contracts at December 31, 2018, was a net asset of $5.9 million. For 2019, we currently have 182,500 Bbls of oil hedged at a floor price of $65.00 per Bbl and a ceiling price of $71.00 per Bbl and 239,575 Bbls of NGLs hedged at weighted average prices of $14.12 per Bbl (C2-ethane), $36.54 per Bbl (C3-propane), $38.63 per Bbl (NC4-butane) and $65.21 per Bbl (C5 – Pentane).

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

•	suspend, limit or prohibit construction, drilling and other activities in certain lands lying within municipalities, wilderness, wetlands, endangered species habitat and other protected areas;
•	require remedial measures to mitigate and remediate pollution from historical and ongoing operations, such as the closure of waste pits and plugging of abandoned wells; and
•	impose safety and health standards for worker protection.

These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Governmental authorities have the power to enforce compliance with environmental laws, regulations and permits, and violations are subject to injunction, as well as administrative, civil and criminal penalties. The effects of existing and future laws and regulations could have a material adverse impact on our business, financial condition and results of operations. The historical trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretations of enforcement policies that result in more stringent and costly permitting, reporting, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our business, financial condition or results of operations. Moreover, accidental releases or spills and ground water or surface water contamination may occur in the course of our operations, and we may incur significant costs and liabilities as a result of such releases, spills or contamination, including any third-party claims for damage to property, natural resources or persons. We maintain insurance against costs of clean-up operations, but we are not fully insured against all such risks. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us, there is no assurance that this will continue in the future.

The following is a summary of some of the existing environmental laws, rules and regulations that apply to our business operations. The outcome of the Trump administration’s actions related to the rollback or modification of some of these laws, rules and regulations remains unclear due to ongoing litigation and rulemaking.

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

Air Emissions

The federal Clean Air Act (“CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions, permitting programs and other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions at specified sources. For example, under the EPA’s New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations, since January 1, 2015, owners and operators of hydraulically fractured natural gas wells (wells drilled principally for the production of natural gas) have been required to use so-called “green completion” technology to recover natural gas that formerly would have been flared or vented.  In 2016, the EPA issued additional rules known as NSPS Subpart OOOOa for the oil and gas industry to reduce emissions of methane, VOCs and other compounds.  These rules apply to certain sources of air emissions that were constructed, reconstructed, or modified after September 18, 2015.  Among other things, the new rules impose green completion requirements on new hydraulically fractured or re-fractured oil wells and leak detection and repair requirements at well sites, although in October 2018, the EPA released proposed revisions to some of those NSPS Subpart OOOOa requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations, creating uncertainty as to the future and scope of these rules.  Regardless, we do not expect that the currently applicable NSPS or NESHAP requirements will have a material adverse effect on our business, financial condition or results of operations. However, any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permitting requirements or use specific equipment or technologies to control emissions. Our failure to comply with existing or new requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

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

In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment, the EPA has adopted regulations under existing provisions of the federal CAA. The EPA has adopted two sets of rules regarding possible future regulation of GHG emissions under the CAA, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which would regulate emissions of GHGs from large stationary sources of emissions, such as power plants or industrial facilities. The motor vehicle rule was finalized in 2010 and became effective in 2011, but it did not require immediate reductions in GHG emissions. In 2015, the EPA issued a final rule to limit carbon emissions from new power plants and simultaneously released a final rule to limit carbon emissions from existing power plants (the latter rule is also known as the “Clean Power Plan”). The Clean Power Plan has been heavily litigated since its promulgation, and the decision by the District of Columbia Circuit Court of Appeals in December 2018 to continue to hold a number of consolidated Clean Power Plan cases in abeyance without yet ruling on the merits of the Clean Power Plan has contributed to the current uncertainty as to the Clean Power Plan’s future.  Further, the EPA under the Trump administration proposed in October 2017 to repeal the Clean Power Plan and in August 2018 to replace it with the Affordable Clean Energy (“ACE”) Rule.  The regulatory procedures required to complete the repeal of the Clean Power Plan and/or to finalize the ACE Rule may take years, however.  If the Clean Power Plan regulations ultimately are upheld or replaced, it could have a significant impact on the electrical generation industry and may favor the use of natural gas over other fossil fuels such as coal in new plants.  In the past, the EPA has also indicated that it will propose new GHG emissions standards for refineries, but we do not know when the agency will issue specific regulations.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws, impose restrictions and strict controls on the discharge of pollutants and fill material, including spills and leaks of oil and other substances, into regulated waters, including wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, an analogous state agency, or, in the case of fill material, the United States Army Corps of Engineers. Spill prevention, control, and countermeasure regulations promulgated under the CWA impose obligations and liabilities related to the prevention of oil spills and damages resulting from such spills into or threatening waters of the United States or adjoining shorelines. For example, operators of certain oil and natural gas facilities that store oil in more than threshold quantities, the release of which could reasonably be expected to reach jurisdictional waters, must develop, implement, and maintain Spill Prevention, Control, and Countermeasure (“SPCC”) Plans. Where applicable to our operations, we prepare and implement SPCC Plans to prevent releases of oil from our facilities or, if a release occurs, to mitigate the consequences of such release. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

The Safe Drinking Water Act, Groundwater Protection and the Underground Injection Control Program

Fluids associated with oil and gas production result from operations on the Company’s properties and may be disposed by injection in underground disposal wells. The federal Safe Drinking Water Act (“SDWA”) and the Underground Injection Control program (the “UIC program”) promulgated under the SDWA and state programs regulate the drilling and operation of saltwater disposal wells. The EPA has delegated administration of the UIC program for Class II injection wells (including saltwater disposal wells) in Texas to the Railroad Commission of Texas (“RRC”). Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure the casing is not leaking saltwater to groundwater. Contamination of groundwater by oil and gas drilling, production and related operations may result in fines, penalties and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third-party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages and bodily injury.

In addition, several cases have recently spotlighted the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Those petitions are currently pending. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by the EPA with respect to the issue, but should CWA permitting be required for saltwater injections wells, the costs of permitting and compliance for our operations could increase.

Currently, the Company believes that disposal well operations on its properties substantially comply with all applicable requirements under the SDWA and RRC rules. However, a change in the regulations or in how courts or governmental agencies interpret existing laws or the inability to obtain permits for new disposal wells in the future may affect the Company’s ability to dispose of produced waters and ultimately increase the cost of the Company’s operations. For example, there exists a growing concern that the injection of saltwater and other fluids into underground disposal wells triggers seismic activity in certain areas, including in some parts of Texas. In response to these concerns, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These recent seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or perhaps may require alternative methods of disposing of saltwater and other fluids, which could delay production schedules and also result in increased costs.

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

The Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. In the past, legislation has been introduced in, but not passed by, Congress that would amend the SDWA to repeal this exemption. For example, the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) has been introduced in each chamber of Congress since 2009 and the Fracking Disclosure and Safety Act was introduced in the current term of Congress, which commenced in January 2019, to accomplish this purposes. If legislation repealing the exemption were enacted, it could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations and meet plugging and abandonment requirements beyond those currently required by state regulatory agencies.

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

Some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances or otherwise require the public disclosure of chemicals used in hydraulic fracturing. For example, pursuant to legislation adopted by the State of Texas in 2011, the RRC enacted a rule requiring disclosure to the RRC and the public of certain information regarding additives, chemical ingredients, concentrations and water volumes used in hydraulic fracturing. In 2015, the Texas Legislature enacted House Bill 40, which prohibits local governments from prohibiting hydraulic fracturing but allows for commercially reasonable regulations of certain activities associated with oil and gas development. If future laws or regulations that significantly restrict hydraulic fracturing or that allow greater local government regulation of hydraulic fracturing are adopted, it could become more difficult or costly for us to drill and produce oil and gas from shale and tight sands formations and become easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to delays, additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and higher costs. These new laws or regulations could cause us to incur substantial delays or suspensions of operations and increased compliance costs and could have a material adverse effect on our business, financial condition and results of operations.

Threatened and Endangered Species, Migratory Birds and Natural Resources

Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, wetlands and other natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and CERCLA. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to wetlands, habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties.

OSHA and Other Laws and Regulations

We are subject to the requirements of the federal OSHA and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, the general duty clause and Risk Management Planning regulations promulgated under section 112(r) of the CAA, and similar state statutes require that we organize and/or disclose information about hazardous materials used, produced or otherwise managed in our operations. These laws also require the development of risk management plans for certain facilities to prevent accidental releases of pollutants. We believe that we are in substantial compliance with these applicable requirements and with other OSHA and comparable requirements.

Compliance

We believe that we are in substantial compliance with all existing environmental laws and regulations that apply to our current operations and that our ongoing compliance with existing requirements will not have a material adverse effect on our business, financial condition or results of operations. We did not incur any material expenditures for remediation or pollution control activities for the year ended December 31, 2018. In addition, as of the date of this report, we are not aware of any environmental issues or claims that will require material capital or operating expenditures during 2019. However, the passage of additional or more stringent laws or regulations in the future could have a negative effect on our business, financial condition and results of operations, including our ability to develop our undeveloped acreage.

Employees

As of February 19, 2019, we had 99 full-time employees, 61 of whom are field personnel. We regularly use independent contractors and consultants to perform various field and other services. None of our employees are represented by a labor union or covered by any collective bargaining agreement. We believe that our relations with our employees are excellent.

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

Following the fourth amendment to our revolving credit facility, executed in December 2017, our revolving credit facility includes three principal financial covenants: (i) an interest coverage ratio, (ii) a modified current ratio and (iii) a leverage ratio covenant that will first be measured as of March 31, 2019. Failure to comply with these covenants could cause an event of default under our revolving credit facility and have a material adverse effect on our business.

See Note 3 to our consolidated financial statements in this report for a more detailed description of these financial covenants. As of December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments. As of December 31, 2018, our leverage ratio was 6.6 to 1.0, which, if not lowered, would be in excess of our required leverage covenant of 5.0 to 1.0 as of March 31, 2019. Without further deleveraging actions, we do not currently expect to be in compliance with the leverage covenant ratio on March 31, 2019. A failure to comply with the covenants, ratios or tests in our revolving credit facility, or any future indebtedness, could result in an event of default. If an event of default occurs and is not cured or waived, our lenders, (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. A potential event of default and subsequent acceleration of indebtedness would have a material adverse effect on our business, financial condition and results of operations, and raises substantial doubt about our ability to continue as a going concern.

Our ability to continue as a “going concern” contemplates the realization of assets and satisfaction of liabilities in the normal course of business, including the effective implementation and success of management’s plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements included in Part IV, Item 15 of this Annual Report have been presented on the basis that we would continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our liquidity and ability to comply with debt covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices. Based on our current operating and commodity price forecast and our current capital structure, and in the absence of one or more deleveraging transaction discussed below, we do not anticipate compliance with the total leverage ratio covenant in our credit facility, beginning with the measurement date of March 31, 2019. The uncertainty related to our continued compliance with the financial covenants under our revolving credit facility raises substantial doubt regarding our ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

In March 2019, our board of directors expanded the scope of the Special Committee to explore, in addition to an Exchange Transaction, other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either in court or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to pursue and consider other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; (iii) merging with a strategic partner. The Special Committee has also re-commenced discussions with the Wilks regarding an Exchange Transaction and intends to continue those discussions as part of its review of financing alternatives and deleveraging transactions. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

If an agreement is reached with our creditors and we pursue a restructuring, it may be necessary for us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement the agreement through the confirmation and consummation of a plan of reorganization approved by the bankruptcy court in the bankruptcy proceedings. We also may conclude that it is necessary to initiate Chapter 11 proceedings to implement a restructuring of our obligations even if we are unable to reach an agreement with our creditors and other relevant parties regarding the terms of such a restructuring. In either case, such a proceeding could be commenced in the near term. If a plan of reorganization is implemented in a bankruptcy proceeding, it is possible that holders of claims and interests with respect to, or rights to acquire, our equity securities would be entitled to little or no recovery, and those claims and interests may be canceled for little or no consideration. If that were to occur, we anticipate that all or substantially all of the value of all investments in our equity securities would be lost and that our equity holders would lose all or substantially all of their investment. It is also possible that our other stakeholders, including our secured and unsecured creditors, will receive substantially less than the amount of their claims.

Our potential for restructuring transactions may impact our business, financial condition and operations.

Due to the potential for a restructuring of our balance sheet, there is risk that, among other things

•	third parties lose confidence in our ability to continue to operate in the ordinary course, which could impact our ability to execute on our business strategy;
•	it may become more difficult to attract, retain or replace key employees;
•	employees could be distracted from performance of their duties;
•

we could lose some or a significant portion of our liquidity, either due to stricter credit terms from vendors, or, in the event we undertake a Chapter 11 proceeding and conclude that we need to procure debtor-in-possession financing, an inability to obtain any needed debtor-in-possession financing or to provide adequate protection to certain secured lenders to permit us to access some or all of our cash; and

•	our vendors, hedge counterparties, and service providers could seek to renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

Our lenders can limit our borrowing capabilities, which may materially impact our operations.

At December 31, 2018, we had $301.5 million in borrowings outstanding under our revolving credit facility, and our borrowing base was $325 million. The borrowing base under our revolving credit facility is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. In addition to such semi-annual redeterminations, our lenders may request one additional redetermination during any 12-month period. Upon such redetermination, our borrowing base could be reduced, and if the amount outstanding under our revolving credit facility at any time exceeds the borrowing base at such time, we may be required to repay a portion of our outstanding borrowings. A downward redetermination would materially decrease our available liquidity, and if it causes our borrowings to exceed our borrowing base, we may not have sufficient liquidity to repay those amounts, which would result in an event of default under our revolving credit facility.

In the current commodity price environment, our borrowing base may be reduced following the upcoming semi-annual redetermination. We use cash flow from operations and bank borrowings to fund our exploration, development and acquisition activities. A reduction in our borrowing base could limit those activities. In addition, we may significantly change our capital structure to cover our working capital needs, make future acquisitions or develop our properties. Changes in capital structure may significantly increase our debt. If we incur additional debt for these or other purposes, the related risks that we now face could intensify. A higher level of debt also increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of debt depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are beyond our control.

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

Our exploration, development and acquisition activities require substantial capital expenditures. For example, according to our year-end 2018 reserve report, the estimated future capital required to develop our current proved oil and gas reserves is approximately $1,034 million. Historically, we have funded our capital expenditures through a combination of cash flows from operations, borrowings under our revolving credit facility and public equity and debt financings. In 2018, we funded our capital expenditures primarily through cash flows from operations. Future cash flows are subject to a number of variables, including the production from existing wells, prices of oil, NGLs and gas and our success in developing and producing new reserves. If commodity prices fail to recover or further decrease from current levels, our cash flow from operations will not be sufficient to cover our current or future capital expenditure budgets, and we may have limited ability to obtain the additional capital necessary to fully develop our proved reserves. In addition, we may not be able to obtain debt or equity financing on favorable terms or at all. The failure to obtain additional financing could cause us to scale back our exploration and development operations, which in turn would lead to a decline in our oil and gas production and reserves, and in some areas a loss of properties.

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

Oil, NGLs and gas prices are volatile and have fluctuated significantly in recent years. Sustained declines in oil, NGLs or gas prices would adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure requirements and financial commitments.

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

Advanced drilling and completion technologies, such as horizontal drilling and hydraulic fracturing, have resulted in increased investment by oil and gas producers in developing U.S. shale oil and gas projects and, therefore, has resulted in increased production from these projects. The results of higher investment in the exploration for and production of U.S. shale oil and gas, maintenance of production levels of oil from the Middle East, and other factors, such as global economic and financial conditions, have caused the price of oil and gas to be volatile. For example, prices for NYMEX-WTI ranged from a high of $76.41 per Bbl to a low of $42.53 per Bbl in 2018. NYMEX-Henry Hub natural gas prices ranged from a high of $4.84 per MMBtu to a low of $2.55 per MMBtu in 2018. Declines in oil and natural gas prices from current levels may further reduce our level of exploration, drilling and production activity and cash flows.

The Company’s financial position, results of operations, access to capital and the amount of oil and gas that may be economically produced would be negatively impacted if oil and gas prices fail to recover or further decrease from current levels for an extended period of time.

The ways that a continued depression in oil and gas prices could affect us include the following:

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

If commodity prices fail to recover or further decrease from current levels, our future cash flows will not be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations will be adversely affected.

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

We have been actively engaged in the process of analyzing various options to address our leverage and liquidity as well as assessing our overall capital structure. In 2017, we successfully closed two debt-for-equity exchange transactions, which reduced the outstanding principal of our debt by $145.1 million. If we cannot continue to reduce our leverage with cash flow or through acquisitions, and if we cannot increase our liquidity, we may determine to evaluate additional transactions designed to reduce leverage and increase liquidity and operating cash flow. These transactions may not be advantageous to the existing holders of our common stock. Some of these alternatives may include additional debt buybacks, debt-for-debt or debt-for-equity exchanges or refinancings, strategic investments and joint ventures, sales of assets or working interests, private or public equity raises or rights offerings, restructuring our balance sheet either in court or through an out of court agreement with creditors, or transactions which may have a dilutive effect on our existing stockholders.

Wilks and its affiliates own a substantial portion of our outstanding common stock, and is entitled to appoint three of our directors, and thus it could exert certain significant influence over us, and their acquisition of additional common stock may cause a change in control.

As of January 31, 2019, Wilks beneficially owned 45,239,713 shares of our common stock, representing approximately 48% of our outstanding common stock. In addition, pursuant to our stockholders agreement with Wilks, Wilks is entitled to appoint three of the seven members of our board of directors. As a result, Wilks could exert certain significant influence over us. Wilks may have interests that do not align with our interests and with the interests of our stockholders, which could have an adverse impact on our results of operations. In addition, Wilks’ level of control may make any potential takeover bids more costly or difficult in the future. Further, although Wilks is currently subject to a stockholders agreement that, among other things, caps their share ownership at 48.61% of our outstanding common stock, Wilks’ acquisition of more than 50% of our outstanding common stock would trigger change in control provisions in Company agreements, potentially causing severance payments to become due or the vesting of shares of common stock awards to be accelerated, and could cause a default under our revolving credit facility if the consent of certain lenders is not obtained, which could adversely affect the Company.

We may not be able to generate enough cash flow to meet our debt obligations.

We expect our earnings and cash flow to vary significantly from year to year due to the nature of our industry. As a result, the amount of debt that we can manage in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and other commitments, including our obligations under our $85.2 million principal amount of 7% Senior Notes due 2021 and $301.5 million in outstanding borrowings under our revolving credit facility. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to pay our debt. Many of these factors, such as oil and gas prices, economic and financial conditions in our industry and the global economy and initiatives of our competitors, are beyond our control. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

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

Our revolving credit facility also contains financial covenants. Our ability to comply with some of the covenants and restrictions contained in our revolving credit facility may be affected by events beyond our control. If commodity prices fail to recover or further decrease from current levels, or if we are unable to reduce our leverage, our ability to comply with these covenants may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, or any future indebtedness could result in an event of default, which, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations. If an event of default under our revolving credit facility occurs and remains uncured, the lenders:

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

If at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the NASDAQ Global Select Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance, which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. As of March 13, 2019, our stock had traded at a 52 week low of $0.83 per share, and a 52 week high of $3.26 per share. Our closing share price on March 13, 2019, was $1.06.

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

In addition, current SEC rules require that proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years, unless specific circumstances justify a longer time. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our development projects. Moreover, we may be required to write down our proved undeveloped reserves if we do not drill those wells within the required timeframe or if commodity prices cause us to change our development plan to decrease the number of wells to be drilled over the five-year period. For example, for the year ended December 31, 2018, we reclassified

33.1 MMBoe of proved reserves to unproved reserves attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules.

The estimated volumes, standardized measure and present value of future net revenues (“PV-10”) from our proved reserves as of December 31, 2018, should not be considered as the current market value of the estimated oil and gas reserves attributable to our properties.

Standardized measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. On December 31, 2018, our standardized measure of discounted cash flows was $660 million. Standardized measure requires the use of specific pricing as required by the SEC as well as operating and development costs prevailing as of the date of computation. The non-GAAP financial measure, PV-10, is based on the average of the closing price on the first day of the month for the 12-month period prior to fiscal year end, while actual future prices and costs may be materially higher or lower.

Our estimated proved reserves as of December 31, 2018, and related standardized measure and PV-10, were calculated under the SEC rules using 12-month trailing average benchmark prices of $65.68 per Bbl of oil, $24.12 per Bbl of NGLs and $3.17 per MMBtu of gas. If oil, NGLs and gas prices decline by 10% from $65.68 per Bbl of oil, $24.12 per Bbl of NGLs and $3.17 per MMBtu of gas, to $59.11 per Bbl of oil, $21.71 per Bbl of NGLs and $2.85 per MMBtu of gas, then our PV-10 as of December 31, 2018, would decrease from $761.8 million to approximately $566.3 million. Actual future net revenues also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. For a reconciliation of PV-10, a measure not calculated in accordance with GAAP, to our standardized measure of discounted future cash flows and related disclosures, see “Reconciliation of PV-10 to Standardized Measure.”

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

The market price of our common stock has experienced and may continue to experience significant volatility. In 2018, the price of our common stock fluctuated from a high of $4.21 per share to a low of $0.83 per share. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies in the energy sector, and particularly in the upstream sector. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of the decline in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

We may experience differentials to benchmark prices in the future, which may be material.

Substantially all of our production is sold to purchasers at prices that reflect a discount to other relevant benchmark prices, such as NYMEX-WTI or NYMEX-Henry Hub. The price we receive for the majority of our natural gas is based on the price received by our third party midstream purchaser. Our third party midstream purchaser sells most of our natural gas at the WAHA hub in West Texas. The difference between a benchmark price and the price we reference in our sales contracts is called a basis differential. Basis differentials result from variances in regional prices compared to benchmark prices as a result of regional supply and demand factors. For example, the WAHA index price in December 2018 was $3.76 per MMBtu lower than the NYMEX-Henry Hub price. We may experience differentials to benchmark prices in the future, which may have a material adverse effect on our business and financial condition.

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

Although we have hedged a portion of our estimated 2019 production, our hedging program may be inadequate to protect us against continuing and prolonged declines in the price of oil and natural gas.

Currently, we have commodity price derivative agreements for 2019 production on approximately (i) 182,500 Bbls of oil with collars at a weighted average floor price of $65.00 per Bbl and a weighted average ceiling price of $71.00 per Bbl, and (ii) 239,575 BBls of NGLs at weighted average prices of $14.12 per Bbl (C2-ethane), $36.54 per Bbl (C3-propane), $38.63 per Bbl (NC4-butane) and $65.21 per Bbl (C5-Pentane). These derivative contracts will not protect us from a continuing and prolonged decline in the price of oil and natural gas for the unhedged portion of our production in 2019 or our production after 2019. To the extent that the prices for oil and gas decline, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

All of our proved undeveloped reserves associated with future drilling and completion projects will require hydraulic fracturing. See Item 1. “Business — Hydraulic Fracturing” for a discussion of the importance of hydraulic fracturing to our business, and Item 1. “Business — Regulation —Hydraulic Fracturing” for a discussion of regulatory developments regarding hydraulic fracturing. If these or any other new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to drill and produce from our proved reserves, as well as make it easier for third parties opposing hydraulic fracturing to initiate legal proceedings. In addition, if hydraulic fracturing is regulated at the federal level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also permitting delays and increases in costs. The EPA and other federal agencies, including the United States Bureau of Land Management (“BLM”), have in recent years made proposals that would subject hydraulic fracturing to further regulation and could restrict the practice of hydraulic fracturing. For example, the EPA has issued final regulations under the federal CAA establishing performance standards for oil and gas activities, including standards for the capture of air emissions released during hydraulic fracturing, and, in 2016, the EPA finalized regulations that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Several of the EPA’s and the BLM’s recently promulgated rules concerning regulation of hydraulic fracturing are in various stages of suspension, implementation delay, rescission and court challenges; therefore, the future of these rules is uncertain.   The EPA also released a study in December 2016 finding that certain aspects of hydraulic fracturing, such as water withdrawals and wastewater management practices, could result in impacts to water resources, although the report did not identify a direct link between hydraulic fracturing and impacts to groundwater resources. However, several states have adopted, and more states are considering adopting, laws and/or regulations that require disclosure of chemicals used in hydraulic fracturing and impose more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. In addition, some states and municipalities have significantly limited drilling activities and/or hydraulic fracturing, or are considering doing so. Although it is not possible at this time to predict the final outcome of these proposals or court challenges to existing rules or proposed rules, any new federal, state or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could cause us to incur substantial compliance costs, and compliance or the consequences of our failure to comply could have a material adverse effect on our financial condition and results of operations. In addition, if we are unable to use hydraulic fracturing in completing our wells or hydraulic fracturing becomes prohibited or significantly regulated or restricted, we could lose the ability to drill and complete the projects for our proved reserves and maintain our current leasehold acreage, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Moreover, new environmental initiatives and regulations could include restrictions on disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. For example, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. In 2016, the United States Geological Survey identified several states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction.  Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by the Company or by commercial disposal well vendors whom the Company may use from time to time to dispose of produced water. Compliance with water right laws, environmental regulations and permit requirements for the disposal, withdrawal, storage and use of surface water or ground water necessary for hydraulic fracturing may increase our operating costs and cause delays, interruptions or cessation of our operations, the extent of which cannot be predicted, and all of which would have an adverse effect on our business, financial condition and results of operations.

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

While Congress has from time-to-time considered legislation to reduce emissions of GHGs, and as recently as February 2019 a resolution referred to as the Green New Deal was introduced in the U.S. House of Representatives, no significant legislation has been adopted to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of GHG cap-and-trade programs. Most of these cap-and-trade programs require either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances are expected to escalate significantly in cost over time.

In 2016, the EPA issued a final Information Collection Request seeking information about methane emissions from facilities and operators in the oil and gas industry. The EPA indicated that it intended to use the information from this request to develop Existing Source Performance Standards for the oil and gas industry or to develop standards for certain kinds of new and modified equipment and facilities not currently covered under the NSPS.   Although the EPA rescinded the Information Collection Request in March 2017, the EPA could take additional actions to collect such information from individual operators or from the industry as a whole and rely upon such information as the basis for regulation of GHG emission from the oil and gas industry.

The adoption of legislation or regulatory programs to reduce GHG or VOC emissions or to incentivize the generation of power from renewable energy sources could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory requirements, and may reduce demand for oil and gas we produce. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce GHG or VOC emissions could have a material adverse effect on our business, financial condition and results of operations.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. As a result of the completed debt-for-equity exchange transactions, we underwent an ownership change under Section 382 as of March 22, 2017, which resulted in an annual limitation on our ability to use our pre-change NOLs to offset future taxable income recognized after such date. Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

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

In 2018, AMID and DCP collectively accounted for 97% of our total oil, NGLs and gas sales, excluding realized commodity derivative settlements. As of December 31, 2018, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID. In addition, as of December 31, 2018, we had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023. To the extent that any of our major purchasers reduces their purchases of oil, NGLs or gas, is unable to take our oil, NGLs or gas due to infrastructure or capacity limitations or defaults on their obligations to us, we would be adversely affected unless we were able to make comparably favorable arrangements with other purchasers. These purchasers’ default or non-performance could be caused by factors beyond our control. A default could occur as a result of circumstances relating directly to one or more of these customers or due to circumstances related to other market participants with which the customer has a direct or indirect relationship.

We depend on our management team and other key personnel. The loss of these individuals without adequate replacement, or the inability to attract, train and retain additional qualified personnel, could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel and the ability to attract, train and retain additional qualified personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. We maintain employment agreements with J. Ross Craft, P.E., our Chairman and Chief Executive Officer, Sergei Krylov, our Executive Vice President and Chief Financial Officer, Qingming Yang, our President and Chief Operating Officer, and J. Curtis Henderson, our Chief Administrative Officer. We are currently engaged in discussions with our Chief Executive Officer regarding his departure from the Company.  We also expect to engage in discussions with our President and Chief Administrative Officer regarding their employment with the Company, which may include discussions regarding potential departures. If any of these officers or other key personnel depart and are not adequately replaced, our business operations could be materially adversely affected. In addition, our ability to manage our growth, if any, will require us to effectively train, motivate and manage our existing employees and to attract, motivate and retain additional qualified personnel Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

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

As of December 31, 2018, we held mineral leases in each of our areas of operation that are still within their original lease term and are not currently held by production. Leases not held by production represent 42% of our net acreage, and 1% of our proved undeveloped reserves. Unless we continue to develop and produce on the properties subject to these leases, these leases may expire in 2019. If these leases expire, we will lose our right to develop the related properties, unless we renew such leases. In addition, many of our leases may be terminated if we fail to meet our continuous development obligations thereunder. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. See Item 2. “Properties — Undeveloped Acreage Expirations” for a table summarizing the expiration schedule of our undeveloped acreage expiring based on contractual lease maturities over the next three years.

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

As of December 31, 2018, approximately 63% of our proved reserves were proved undeveloped. Estimates of proved undeveloped reserves are even less reliable than estimates of proved developed reserves. Furthermore, different reserve engineers may make different estimates of reserves and future net revenues based on the same available data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

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

Permian Basin — Project Pangea

Our properties in the Permian Basin are located in Crockett and Schleicher Counties, Texas. We began operations in the Permian Basin through a farm-in agreement for 27,000 net acres in 2004 and have since increased our total acreage position to approximately 165,000 gross (150,000 net) acres as of year-end 2018. At December 31, 2018, we owned interests in approximately 813 gross (801 net) wells, all of which we operate. As of December 31, 2018, we had working and net revenue interests of approximately 98.5% and 76%, respectively, across Project Pangea.

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

The Wolfcamp shale has gross pay thickness of approximately 1,000 to 1,200 feet across our acreage position, which allows for horizontal drilling and stacked horizontal wellbores targeting varied zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. Since we began drilling horizontal Wolfcamp wells in 2011 through December 31, 2018, we have drilled and completed a total of 25 wells targeting the Wolfcamp A bench, 115 wells targeting the Wolfcamp B bench and 56 wells targeting the Wolfcamp C bench. As of December 31, 2018, estimated proved reserves attributable to the horizontal Wolfcamp shale oil play accounted for 93% of our total proved reserves.

During 2018, we incurred costs of approximately $39.4 million to drill six, and complete nine, horizontal Wolfcamp wells. At December 31, 2018, we had seven horizontal Wolfcamp wells waiting on completion. We currently have no rigs running in Project Pangea, but in 2019, we plan to operate one rig on an intermittent basis during the year.

East Texas Basin — North Bald Prairie

In 2007, we entered into a joint venture with EnCana Oil & Gas (USA) Inc. (“EnCana”) in Limestone and Robertson Counties, Texas, in the East Texas Cotton Valley trend. We currently have nine gross producing gas wells. We have a 50% working interest and approximately 40% net revenue interest in the approximately 3,000 gross (2,000 net) acre project. In 2012, EnCana assigned its interest in the project to a third party. As of December 31, 2018, we had estimated proved reserves of 825 MMcf in North Bald Prairie. Our primary targets in North Bald Prairie are the Cotton Valley Sands and Cotton Valley Lime. We currently have no rigs running in North Bald Prairie.

Proved Oil and Gas Reserves

The following table sets forth summary information regarding our estimated proved reserves as of December 31, 2018. See Note 10 to our consolidated financial statements in this report for additional information. Our reserve estimates and our calculation of standardized measure and PV-10 are based on the 12-month average of the first-day-of-the-month pricing of $65.68 per Bbl West Texas Intermediate posted oil price, $24.12 per Bbl received for NGLs and $3.17 per MMBtu Henry Hub spot natural gas price during 2018. All prices were adjusted for energy content, quality and basis differentials by area and were held constant through the lives of the properties. Natural gas is converted at a rate of six Mcf of gas to one barrel of oil equivalent (“Boe”). NGLs are converted at a rate of one barrel of NGLs to one Boe. The ratios of six Mcf of gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe of natural gas or NGLs may differ significantly from the price of a barrel of oil. The information in the following table is not intended to represent the current market value of our proved reserves nor does it give any effect to or reflect our commodity derivatives or current commodity prices.

Summary of Oil and Gas Reserves as of Fiscal-Year End

Based on Average Fiscal-Year Prices

	Proved Reserves
Reserves Category	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(1)	Total (MBoe)	Percent (%)	PV-10 (in millions)(2)
Proved Developed
Permian Basin	13,407	23,799	177,508	66,790	37.2%	$467.7
East Texas Basin	—	—	825	137	0.0	0.5
Proved Undeveloped
Permian Basin	39,051	32,737	248,105	113,140	62.8	293.6
Total Proved Reserves	52,458	56,536	426,438	180,067	100.0%	$761.8

(1)	The gas reserves contain 56,172 MMcf of gas that will be produced and used as field fuel (primarily for compressors and artificial lifts) before the gas is delivered to a sales point.

(2)	See “Reconciliation of PV-10 to Standardized Measure” below for a reconciliation of PV-10 to the standardized measure.

Our estimated total proved reserves of oil, NGLs and natural gas as of December 31, 2018, were 180.1 MMBoe, made up of 29% oil, 31% NGLs and 40% natural gas. The proved developed portion of total proved reserves at year-end 2018 was 37%.

Extensions and discoveries for 2018 were 35 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2018, we reclassified 33.1 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 0.2 MMBoe resulting from updated well performance and technical parameters, and an increase of 1.9 MMBoe due to higher commodity prices, partially offset by a decrease of 1.4 MMBoe due to an increase in operating expenses and natural gas price differentials. We produced 4.3 MMBoe during 2018. This production included 1,385 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides a reconciliation of PV-10 to the standardized measure of discounted future net cash flows at December 31, 2018:

December 31, 2018 (in millions)
PV-10	$761.8
Present value of future income tax discounted at 10%	(101.8)
Standardized measure of discounted future net cash flows	$660

Proved Undeveloped Reserves

As of December 31, 2018, we had 113.1 MMBoe of proved undeveloped (“PUD”) reserves, which is a decrease of 2 MMBoe, or 2%, compared with 115.1 MMBoe of PUD reserves at December 31, 2017. All of our PUD reserves at December 31, 2018, were associated with our core development project, Project Pangea.

The following table summarizes the changes in our PUD reserves during 2018.

	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — December 31, 2017	36,207	34,769	265,028	115,145
Extensions and discoveries	14,572	8,815	69,336	34,943
Revisions to previous estimates	(10,342)	(9,645)	(77,422)	(32,890)
Conversion to proved developed reserves	(1,386)	(1,201)	(8,838)	(4,060)
Balance — December 31, 2018	39,051	32,738	248,104	113,138

Extensions and discoveries relating to proved undeveloped reserves for 2018 were 34.9 MMBoe, primarily attributable to our development of Project Pangea in the Wolfcamp shale oil resource play in the Permian Basin. During 2018, we converted 4.1 MMBoe of proved undeveloped reserves to proved developed reserves, and reclassified 33.1 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included the reclassified reserves, with an increase of 0.1 MMBoe resulting from updated well performance and technical parameters and an increase of 0.1 MMBoe due to higher commodity prices.

The following table sets forth our PUD reserves converted to proved developed reserves during 2018, 2017 and 2016 and the net investment required to convert PUD reserves to proved developed reserves during each year.

	Proved Undeveloped Reserves converted to Proved Developed Reserves				Investment in conversion of Proved Undeveloped Reserves to Proved Developed Reserves
Year Ended December 31,	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)	(in thousands)
2016	419	433	3,140	1,376	$11,008
2017	1,364	1,289	9,330	4,209	35,418
2018	1,386	1,201	8,838	4,060	41,661
Total	3,169	2,923	21,308	9,645	$88,087

In July 2015, we suspended our drilling and completion activities due to the sustained low commodity prices. In 2016, we resumed limited drilling and completion activities as commodity prices remained depressed and volatile. The prolonged depression of commodity prices significantly impacted our conversion of PUD reserves to proved developed reserves.

Estimated future development costs relating to the development of PUD reserves are projected to be approximately $56.4 million in 2019, $251 million in 2020 and $228.2 million in 2021. We monitor fluctuations in commodity prices, drilling and completion costs, operating expenses and drilling success to determine adjustments to our drilling and development project.

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

For the years ended December 31, 2018, 2017 and 2016, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of the proved reserves associated with certain of our oil and gas properties. In 2018, DeGolyer and MacNaughton reported to the Audit Committee of our Board of Directors and to our Senior Vice President of Engineering. The Audit Committee meets with the independent engineering firm to, among other things, review and consider the processes used by the engineers in the preparation of the report and any matters of importance that arose in the preparation of the report, including whether the independent engineering firm encountered any material problems or difficulties in the preparation of their report. The Audit Committee’s review specifically includes difficulties with the scope or timeliness of the information furnished to them by the Company or any restrictions on access to information placed upon them by any Company personnel, any other difficulties in dealing with any Company personnel in the preparation of the report and any other matters of concern relating to the preparation of the report. The Audit Committee also determines whether the Company or its management or senior engineering personnel had similar or other problems or concerns regarding the independent engineering firm and the preparation of their report. See Third-Party Reports below for further information regarding DeGolyer and MacNaughton’s report.

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

Reporting of NGLs

We produce NGLs as part of the processing of our natural gas. The extraction of NGLs in the processing of natural gas reduces the volume of natural gas available for sale. At December 31, 2018, NGLs represented approximately 31% of our total proved reserves on a Boe basis. NGLs are products sold by the gallon. In reporting proved reserves and production of NGLs, we include these volumes and production as Boe. The prices we received for a standard barrel of NGLs in 2018 averaged approximately 62% lower than the average prices for equivalent volumes of oil. We report all production information related to natural gas net of the effect of any reduction in natural gas volumes resulting from the processing of NGLs.

Third-Party Reports

For the years ended December 31, 2018, 2017 and 2016, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare estimates of the extent and value of the proved reserves of certain of our oil and gas properties, including 100% of our total reported proved reserves. DeGolyer and MacNaughton’s report for 2018 is included as Exhibit 99.1 to this annual report on Form 10-K.

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

	Years Ended December 31,
Production	2018	2017	2016
Oil (MBbls)	1,070	1,107	1,275
NGLs (MBbls)	1,443	1,486	1,529
Gas (MMcf)(1)	9,408	9,829	10,404
Total (MBoe)	4,082	4,232	4,537
Total (MBoe/d)	11.2	11.6	12.4
Average prices
Oil (per Bbl)	$62.04	$47.63	$37.90
NGLs (per Bbl)	23.28	18.64	12.93
Gas (per Mcf)	1.49	2.53	2.14
Total (per Boe)	27.94	24.89	19.90
Net cash (payment) receipt on derivative settlements (per Boe)	(1.73)	(1.03)	1.35
Total including derivative impact (per Boe)	$26.21	$23.86	$21.25
Production costs (per Boe)(2)	$5.18	$4.23	$4.24

(1)	Gas production excludes gas produced and used as field fuel (primarily for compressors and artificial lifts) before the gas was delivered to a sales point.
(2)	Production cost per Boe represents lease operating expenses and excludes production and ad valorem taxes.

Drilling Activity — Prior Three Years

The following table sets forth information on our drilling activity for the last three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

	Years Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	6.0	6.0	13.0	12.9	6.0	6.0
Dry	—	—	—	—	—	—
Exploratory wells:
Productive	—	—	—	—	—	—
Dry (1)	1.0	1.0	—	—	—	—
Total wells:
Productive	6.0	6.0	13.0	12.9	6.0	6.0
Dry	1.0	1.0	—	—	—	—
(1) Exploratory monitor well

In 2018, we drilled six horizontal wells and completed nine horizontal wells. At December 31, 2018, seven wells were waiting on completion. In 2018, we incurred $0.4 million to drill an exploratory monitor well used for gathering geological, geophysical or engineering data concerning one or more potentially productive formations in other wells.

Although a well may be classified as productive upon completion, future changes in oil, NGLs and gas prices, operating costs and production may result in the well becoming uneconomical.

Drilling Activity — Current

As of the date of this report, we had no rigs operating.

Delivery Commitments

We are not committed to provide a fixed and determinable quantity of oil, NGLs or gas under existing agreements. However, as of December 31, 2018, we had dedicated the majority of our oil production from northern Project Pangea and Pangea West through September 2022 to AMID and had dedicated the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023.

Producing Wells

The following table sets forth the number of producing wells in which we owned a working interest at December 31, 2018. Wells are classified as natural gas or oil according to their predominant production stream.

	Natural Gas Wells		Oil Wells		Total Wells		Average Working Interest
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	554	543	259	258	813	801	98.5%
East Texas Basin	9	4.5	—	—	9	4.5	49.9%
Total	563	547.5	259	258	822	805.5	97.9%

Acreage

The following table summarizes our developed and undeveloped acreage as of December 31, 2018.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	95,196	86,652	69,749	63,047	164,945	149,699
East Texas Basin	3,481	1,687	—	—	3,481	1,687
Total	98,677	88,339	69,749	63,047	168,426	151,386

The undeveloped acreage includes 57,169 net acres subject to continuous development obligations, and these leases may be terminated if we fail to meet our continuous development obligations. The net undeveloped acres subject to continuous development obligations includes 35,688 net acres acquired in Pangea West and 16,035 net acres leased from The Board for Lease of University Lands (“University Lands”) under a Drilling and Development Unit Agreement (“D&D agreement”). We are required to drill one well approximately every six months on the undeveloped acreage in Pangea West with the next drilling requirement scheduled for April 2019. Under the D&D agreement, we are required to drill and complete two wells per calendar year, and in September 2019, we will present a development plan to University Lands that will outline a proposed capital budget and drilling schedule for the following year. Upon approval of the plan of development by University Lands (not to be unreasonably withheld), the development plan will become the drilling obligation for the following year.

Undeveloped Acreage Expirations

The following table sets forth the number of gross and net undeveloped acres as of December 31, 2018, which will expire over the next three years by project area, based on contractual lease maturities, unless production is established before lease expiration dates. Net amounts may be greater than gross amounts in a particular year due to timing of expirations.

	2019		2020		2021
	Gross	Net	Gross	Net	Gross	Net
Permian Basin	2,578	3,114	1,640	1,576	—	—
East Texas Basin	—	—	—	—	—	—
Total	2,578	3,114	1,640	1,576	—	—

The expiring acreage set forth in the table above accounts for 3% of our net acreage, and 1% of our PUD reserves. We are generally engaged in a combination of drilling and development and discussions with mineral lessors for lease extensions and renewals to address the expiration of undeveloped acreage that occurs in the normal course of our business.

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

Market Information

Our common stock is traded on NASDAQ Global Select Market in the United States under the symbol “AREX.” During 2018, trading volume averaged 434,412 shares per day. The following table shows the quarterly high and low sale prices of our common stock as reported on NASDAQ for the past two years.

	Price Per Share
	High	Low
2018
First quarter	$4.21	$2.43
Second quarter	3.26	2.34
Third quarter	2.62	1.96
Fourth quarter	2.30	0.83
2017
First quarter	$3.70	$1.93
Second quarter	3.41	1.95
Third quarter	3.56	2.23
Fourth quarter	3.13	2.19

Holders

As of February 27, 2019, there were 179 record holders of our common stock. A record holder may be a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans and individual compensation arrangements as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1) (c)
Equity compensation plans approved by stockholders	—	$—	6,370,660
Equity compensation plans not approved by stockholders	—	—	—

Issuer Repurchases of Equity Securities

Our 2018 Long Term Incentive Plan and our 2007 Stock Incentive Plan (collectively, the “Incentive Plans”) allow us to withhold shares of common stock to pay withholding taxes payable upon vesting of a restricted stock grant. The following table shows the number of shares of common stock withheld to satisfy the income tax withholding obligations arising upon the vesting of restricted shares issued to employees under the Incentive Plans.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 — October 31, 2018	—	$—	—	—
November 1, 2018 — November 30, 2018	53,859	1.38	—	—
December 1, 2018 — December 31, 2018	213,191	1.03	—	—
Total	267,050	$1.10	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the five years ended December 31, 2018. This information should be read in conjunction with Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, related notes and other financial information included in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per-share data)
Operating Results Data
Revenues
Oil, NGLs and gas sales	$114,035	$105,349	$90,302	$131,336	$258,529
Expenses
Lease operating	21,129	17,902	19,250	28,972	32,701
Production and ad valorem taxes	8,923	8,644	8,217	11,085	15,934
Exploration	420	3,657	3,923	4,439	3,831
Impairment of oil and gas properties	—	—	—	220,197	—
General and administrative	20,922	24,333	24,734	28,341	32,104
Termination costs	—	—	—	1,436	—
Depletion, depreciation and amortization	61,432	70,521	79,044	109,319	106,802
Total expenses	112,826	125,057	135,168	403,789	191,372
Operating income (loss)	1,209	(19,708)	(44,866)	(272,453)	67,157
Other
Interest expense, net	(25,117)	(21,053)	(27,259)	(25,066)	(21,651)
Gain on debt extinguishment	—	5,053	—	10,563	—
Write-off of debt issuance costs	—	—	(563)	—	—
Equity in losses of investee	—	—	—	—	(181)
Commodity derivative (loss) gain	(321)	(262)	(5,484)	19,275	44,472
Other (expense) income	(29)	32	1,511	172	67
(Loss) Income before provision for income tax (benefit) provision	(24,258)	(35,938)	(76,661)	(267,509)	89,864
Income tax (benefit) provision	(4,347)	76,421	(24,418)	(93,405)	33,692
Net (loss) income	$(19,911)	$(112,359)	$(52,243)	$(174,104)	$56,172
(Loss) Earnings per share
Basic	$(0.21)	$(1.35)	$(1.26)	$(4.30)	$1.43
Diluted	$(0.21)	$(1.35)	$(1.26)	$(4.30)	$1.42
Statement of Cash Flows Data
Net cash provided by (used in)
Operating activities	$34,744	$37,454	$26,081	$102,716	$171,604
Investing activities	(42,764)	(52,409)	(23,890)	(217,347)	(377,172)
Financing activities	8,021	14,955	(2,770)	114,799	147,239
Balance Sheet Data
Cash and cash equivalents	$22	$21	$21	$600	$432
Other current assets	16,203	16,679	12,473	19,838	60,647
Property, equipment, net, successful efforts method, net	1,068,422	1,082,876	1,092,061	1,154,546	1,331,659
Total assets	$1,084,647	$1,099,576	$1,104,555	$1,174,984	$1,392,738
Current liabilities	$21,077	$25,067	$26,369	$28,508	$106,852
Long-term debt, net	384,993	373,460	498,349	496,587	391,311
Other long-term liabilities	89,332	93,633	16,885	41,922	120,248
Stockholders’ equity	589,245	607,416	562,952	607,967	774,327
Total liabilities and stockholders’ equity	$1,084,647	$1,099,576	$1,104,555	$1,174,984	$1,392,738

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we lease approximately 150,000 net acres as of December 31, 2018. We believe our concentrated acreage position and extensive, integrated field infrastructure system provide us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. Our long-term business strategy is to develop resource potential from the Wolfcamp shale oil formation and pursue acquisitions that meet our strategic and financial objectives. See “Item 1 — Business — Our Business Strategy”. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones. We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.” Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2018, our estimated proved reserves were 180.1 million barrels of oil equivalent (“MMBoe”). Substantially all of our proved reserves are located in Crockett and Schleicher Counties, Texas. The following are important characteristics of our proved reserves at December 31, 2018:

•	29% oil, 31% NGLs and 40% natural gas;
•	37% proved developed;
•	100% operated;
•	Reserve life of approximately 44 years based on 2018 production of 4.1 MMBoe;
•	Standardized measure of discounted future net cash flows (“standardized measure”) of $660 million; and
•	PV-10 (non-GAAP) of $761.8 million.

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

At December 31, 2018, we owned and operated 813 producing oil and gas wells in the Permian Basin. During 2018, we produced 4.1 MMBoe, or 11.2 MBoe/d. Production for 2018 was 26% oil, 36% NGLs and 38% natural gas.

Going Concern Uncertainty

Our liquidity and ability to comply with covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices, and by the severe natural gas price discount in the Permian Basin in 2018. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 3 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

At December 31, 2018, our total leverage ratio was 6.6 to 1.0, which is above the level that will be required as of March 31, 2019, of 5.0 to 1.0. If we are unable to improve our total leverage ratio by March 31, 2019, the obligations of the Company under the revolving credit facility may be accelerated, which would have a material adverse effect on our business. Our total leverage ratio has decreased from 9.7 to 1.0 as of December 31, 2016.  However, based on our current operating and commodity price forecast and capital structure, and in the absence of deleveraging transactions as discussed below, we do not believe we will be able to comply with the leverage ratio covenant beginning with the measurement date of March 31, 2019. Failure to comply with the leverage ratio covenant would be an event of default under the credit agreement. If an event of default occurred, our lenders could accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we would not have sufficient liquidity to repay those amounts.

In addition, our revolving credit facility is subject to scheduled redeterminations of our borrowing base semi-annually, based on our reserves. Continued low commodity prices may adversely impact the results of the upcoming redetermination, and have a significant negative impact on our liquidity. If our borrowing base is reduced below the amount outstanding under our credit agreement, we may be required to repay a portion of our outstanding borrowings, and we may not have sufficient liquidity to meet this requirement.

These factors raise substantial doubt about our ability to continue as a going concern.

In order to improve our leverage position to meet upcoming financial covenants under the revolving credit facility, we have been, and currently are, pursuing or considering a number of deleveraging and strategic actions, which in certain cases may require the consent of current lenders, stockholders or bond holders.

On April 12, 2018, our largest shareholder, Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”), disclosed on Schedule 13D/A that they intended to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of approximately $60 million of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks (the “Exchange Transaction”). In April 2018, our board of directors formed a committee of independent directors (the “Special Committee”) to evaluate a potential Exchange Transaction as well as other strategic alternatives (the “Competing Transactions”). The Special Committee hired financial and legal advisors to advise the Special Committee on these matters.  The Special Committee engaged in discussions with Wilks regarding an Exchange Transaction in 2018, but in mid-2018 the Wilks and the Committee deferred further discussions regarding a stand-alone Exchange Transaction pending resolution of the Company’s discussions regarding the potential transaction described in the following paragraph.

In addition, management has reviewed numerous cash flow producing properties for potential acquisition over the last several years in order to grow our production base and reduce our leverage ratio to a sustainable level and one that is in compliance with our financial covenants.  In early 2018, we retained a financial advisor, separate from the Special Committee’s advisor, and began discussions with a potential seller and multiple financing counterparties for the purchase of a set of substantial cash flow producing properties.  Despite a deteriorating commodity price market, discussions with both the seller and financing parties progressed throughout 2018.  However, no definitive agreements ultimately were executed, and the negotiations currently are not active.

In March 2019, our board of directors expanded the scope of the Special Committee to explore, in addition to an Exchange Transaction, other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either in court or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to pursue and consider other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; (iii) merging with a strategic partner. The Special Committee has re-commenced discussions with the Wilks regarding an Exchange Transaction and intends to continue those discussions as part of its review of financing alternatives and deleveraging transactions. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

Summary

Our financial results depend on many factors, but particularly on the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption. As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues. For example, in 2018, NYMEX-WTI oil prices ranged from a high of $76.41 per Bbl to a low of $42.53 per Bbl, NYMEX-Henry Hub natural gas prices ranged from a high of $4.84 per MMBtu to a low of $2.55 per MMBtu, and our realized prices for NGLs ranged from a high of $31.68 per Bbl to a low of $15.26 per Bbl. If the current oil or natural gas prices do not improve from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

We also face the challenge of financing exploration, development and future acquisitions. Our liquidity, ability to comply with debt covenants under our revolving credit facility and ability to increase our reserves and production have been adversely impacted by the recent decrease and volatility in commodity prices. See “Going Concern Uncertainty” above and Note 3 to our consolidated financial statements in this report for a more detailed description of these financial covenants. However, we believe we have adequate liquidity for current, near-term working capital needs from cash generated from operations and, to the extent available, unused borrowing capacity under our revolving credit facility, each assuming (i) no reduction in our borrowing base from our semi-annual borrowing base redetermination and (ii) no acceleration of amounts due under our revolving credit facility.

However, in the longer term, the Company expects a portion of its funding needs to be covered by cash flows from operations, and may issue debt or equity or monetize assets to cover any difference between cash flow from operations and capital or liquidity needs. We cannot guarantee that such financing will be available on acceptable terms or at all.

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

2018 Activity

Our 2018 activity focused on executing a disciplined capital budget in connection with slowly recovering commodity prices, strengthening our balance sheet and maintaining a competitive operating cost structure. We drilled six, and completed nine, horizontal wells in 2018 in the Wolfcamp shale oil resource play in the Midland Basin. We plan to continue to develop the Wolfcamp shale in Project Pangea in 2019, at a measured pace subject to commodity prices and leverage restrictions. Our 2018 activities included:

•

Executed a disciplined capital budget and managed production decline. In 2018, we incurred capital expenditures of $46.8 million, spending 22% less than the midpoint of our annual budget, and we deferred well completions scheduled in the fourth quarter due to the sharp decrease in commodity prices. During 2018, we drilled six, and completed nine, horizontal Wolfcamp wells, and entered 2019 with an inventory of seven drilled horizontal wells waiting on completion. Production for 2018 totaled 4.1 MMBoe (11.2 MBoe/d) compared to 4.2 MMBoe (11.6 MBoe/d) in 2017, a decrease of 4%. Production for 2018 was 26% oil, 36% NGLs and 38% natural gas.

•

Maintained competitive operating cost structure. Utilizing our infrastructure and field-level expertise, we maintained an industry leading average drilling and completion cost of $4.6 million per horizontal well and lease operating expense per Boe of $5.18. Additionally, in 2018, we reduced general and administrative expenses by $3.4 million, or 14%.

•

Delineation of the multi-zone potential of the Wolfcamp shale. The Wolfcamp shale has a gross pay thickness of approximately 1,000 to 1,200 feet, which allows for stacked wellbores targeting three different zones that we call “benches.” We believe effectively developing the Wolfcamp shale may involve up to three lateral wellbores, each targeting a different bench, which we refer to as the Wolfcamp A, B and C. As of December 31, 2018, we had drilled and completed a total of 25 wells targeting the Wolfcamp A bench, 115 wells targeting the Wolfcamp B bench and 56 wells targeting the Wolfcamp C bench. We have successful wells targeting each of the Wolfcamp benches, and we continued development of the Wolfcamp shale in 2018.

Plans for 2019

For 2019, we have set our capital expenditure budget to a range of $30 million to $60 million, compared to $46.8 million of capital expenditures in 2018. We plan to operate one rig on an intermittent basis during the year in Project Pangea. Our 2019 capital budget excludes acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. The eventual results of our strategic and deleveraging efforts will have a substantial impact on the Company’s capital expenditure budget. Although the impact of changes in these collective factors in the current commodity price environment is difficult to estimate, we currently expect to execute our development plan based on current conditions. To the extent there is a significant increase or decrease in commodity prices in the future or a change to our capital structure, we will assess the impact on our development plan at that time, and we may respond to such changes by altering our capital budget or our development plan.

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

	Years Ended December 31,
	2018	2017	2016
Revenues (in thousands)
Oil	$66,398	$52,748	$48,311
NGLs	33,604	27,702	19,761
Gas	14,033	24,899	22,230
Total oil, NGLs and gas sales	114,035	105,349	90,302
Net cash (payment) receipt on derivative settlements	(7,050)	(4,359)	6,132
Total oil, NGLs and gas sales including derivative impact	$106,985	$100,990	$96,434
Production
Oil (MBbls)	1,070	1,107	1,275
NGLs (MBbls)	1,443	1,486	1,529
Gas (MMcf)	9,408	9,829	10,404
Total (MBoe)	4,082	4,232	4,537
Total (MBoe/d)	11.2	11.6	12.4
Average prices
Oil (per Bbl)	$62.04	$47.63	$37.90
NGLs (per Bbl)	23.28	18.64	12.93
Gas (per Mcf)	1.49	2.53	2.14
Total (per Boe)	$27.94	$24.89	$19.90
Net cash (payment) receipt on derivative settlements (per Boe)	(1.73)	(1.03)	1.35
Total including derivative impact (per Boe)	$26.21	$23.86	$21.25
Costs and expenses (per Boe)
Lease operating	$5.18	$4.23	$4.24
Production and ad valorem taxes	2.19	2.04	1.81
Exploration	0.10	0.86	0.86
General and administrative	5.13	5.75	5.45
Depletion, depreciation and amortization	15.05	16.66	17.42

Oil, NGLs and gas sales.     Oil, NGLs and gas sales for 2018 increased $8.7 million, or 8%, to $114 million from $105.3 million in 2017. The increase in oil, NGLs and gas sales was due to an increase in average realized commodity prices ($12.4 million), partially offset by a decrease in production volumes ($3.7 million). In 2018, the average price we received for our production, before the effect of commodity derivatives, increased 12% to $27.94 per Boe, up from $24.89 per Boe in the prior year. Production volumes decreased from 2017, as a result of reduced drilling and completion activity. We expect oil, NGLs and gas sales to decrease in 2019 due to continued depressed commodity prices and natural production decline.

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

Net (loss) income.    Net loss for 2018 was $19.9 million, or $0.21 per diluted share, compared to $112.4 million, or $1.35 per diluted share, for 2017. Net loss for 2018 included a tax benefit of $4.3 million and a commodity derivative loss of $0.3 million. The decrease in the net loss for 2018 was due to the decrease in our tax provision compared to 2017 ($80.8 million), an increase in revenue ($8.7 million) and a decrease in operating expenses ($12.2 million). These items were partially offset by an increase in interest expense ($4.1 million) and the gain on debt extinguishment of ($5.1 million) in 2017.

Net loss for 2017 was $112.4 million, or $1.35 per diluted share, compared to $52.2 million, or $1.26 per diluted share, for 2016. Net loss for 2017 included a tax provision of $76.4 million, a gain on debt extinguishment of $5.1 million due to two debt-for-equity exchange transactions and a commodity derivative loss of $0.3 million. The increase in the net loss for 2017 was primarily due to the increase in our tax provision of $100.8 million. This resulted from our cumulative change in ownership following the two debt-for-equity exchange transactions, partially offset by the change in the corporate federal income tax rate. The increase in our tax provision was partially offset by an increase in revenues ($15 million), a decrease in operating expenses ($10.1 million), a decrease in interest expense ($6.2 million), a decrease in commodity derivative loss ($5.2 million) and the gain on debt extinguishment ($5.1 million).

Oil, NGLs and gas production.     Production for 2018 totaled 4,082 MBoe (11.2 MBoe/d), compared to 4,232 MBoe (11.6 MBoe/d) in 2017, a decrease of 4%. Production for 2018 was 26% oil, 36% NGLs and 38% natural gas, compared to 26% oil, 35% NGLs and 39% natural gas in 2017. Production volumes decreased during 2018, due to natural production decline. We expect production to slightly decrease in 2019 as a result of natural production decline.

Production for 2017 totaled 4,232 MBoe (11.6 MBoe/d), compared to 4,537 MBoe (12.4 MBoe/d) in 2016, a decrease of 7%. Production for 2017 was 26% oil, 35% NGLs and 39% natural gas, compared to 28% oil, 34% NGLs and 38% natural gas in 2016. The decrease in production in 2017 was the result of our reduced drilling and completion activity in 2016.

Commodity derivative loss.     The following table sets forth the components of our commodity derivative loss for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Net cash (payment) receipt on derivative settlements	$(7,050)	$(4,359)	$6,132
Non-cash fair value gain (loss) on derivatives	6,729	4,097	(11,616)
Commodity derivative loss	$(321)	$(262)	$(5,484)

Historically, we have not designated our derivative instruments as cash-flow hedges. Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative loss.”

In April 2018, we entered into basis swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls per day for May 2018 through December 2018 at $0.66/Bbl. Basis swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. Oil, NGLs and gas sales includes $79,000 related to this cash-flow hedge in 2018. As of December 31, 2018, we had no outstanding derivative instruments designated as cash-flow hedges.

For 2019, we currently have 182,500 Bbls of oil hedged at a floor price of $65.00 per Bbl and a ceiling price of $71.00 per Bbl and 239,575 Bbls of NGLs hedged at weighted average prices of $14.12 per Bbl (C2-ethane), $36.54 per Bbl (C3-propane), $38.63 per Bbl (NC4-butane) and $65.21 per Bbl (C5 – Pentane).

Lease operating expenses.     Our lease operating expenses (“LOE”) increased $3.2 million, or 18%, for 2018, to $21.1 million ($5.18 per Boe) from $17.9 million ($4.23 per Boe) for 2017. The increase in LOE in 2018 over 2017 was primarily due to well repairs, workovers and maintenance and water hauling operations. The increase in well repairs, workovers and maintenance was related to oil and gas wells to manage natural production decline and saltwater disposal wells to improve the efficiency of our water handling operations.

Our LOE decreased $1.4 million, or 7%, for 2017, to $17.9 million ($4.23 per Boe) from $19.3 million ($4.24 per Boe) for 2016. The decrease in LOE in 2017 over 2016 was primarily due to increased efficiency in our water hauling operations, partially offset by an increase in compression rental and repair, well repairs, workovers and maintenance to manage production declines.

The following tables summarize LOE (in millions) and LOE per Boe.

	Year Ended December 31,
	2018		2017		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$7.1	$1.73	$7.3	$1.71	$(0.2)	$0.02	1.2%
Well repairs, workovers and maintenance	6.4	1.58	4.1	0.98	2.3	0.60	61.2
Water hauling and other	4.6	1.12	3.7	0.87	0.9	0.25	28.7
Pumpers and supervision	3.0	0.75	2.8	0.67	0.2	0.08	11.9
Total	$21.1	$5.18	$17.9	$4.23	$3.2	$0.95	22.5%

	Year Ended December 31,
	2017		2016		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Compressor rental and repair	$7.3	$1.71	$7.2	$1.58	$0.1	$0.13	8.2%
Well repairs, workovers and maintenance	4.1	0.98	4.3	0.95	(0.2)	0.03	3.2
Water hauling and other	3.7	0.87	5.0	1.09	(1.3)	(0.22)	(20.2)
Pumpers and supervision	2.8	0.67	2.8	0.62	—	0.05	8.1
Total	$17.9	$4.23	$19.3	$4.24	$(1.4)	$(0.01)	(0.2)%

Production and ad valorem taxes.     Our 2018 production and ad valorem taxes increased approximately $0.3 million, or 3%, to $8.9 million from $8.6 million for 2017. The increase in production and ad valorem taxes was primarily the result of an increase in oil, NGLs and gas sales over 2017. Production and ad valorem taxes were approximately 7.8% and 8.2% of oil, NGLs and gas sales for the respective periods.

Our 2017 production and ad valorem taxes increased approximately $0.4 million, or 5%, to $8.6 million from $8.2 million for 2016. The increase in production and ad valorem taxes was primarily the result of an increase in oil, NGLs and gas sales over 2016. Production and ad valorem taxes were approximately 8.2% and 9.1% of oil, NGLs and gas sales for the respective periods.

Exploration expense.     We recorded $0.4 million, $3.7 million and $3.9 million of exploration expense for 2018, 2017 and 2016, respectively. The decrease in exploration expense in 2018 was primarily due to a decrease in lease expirations in the current year. Exploration expense for 2018 resulted primarily from the drilling of an exploratory monitor well which is being used to gather geological, geophysical or engineering data concerning one or more potentially productive formations in other wells. Exploration expense for 2017 and 2016 resulted primarily from lease expirations in the Permian Basin.

General and administrative expenses.      Our general and administrative expenses (“G&A”) decreased $3.4 million, or 14%, to $20.9 million ($5.13 per Boe) for 2018 from $24.3 million ($5.75 per Boe) for 2017. The decrease in G&A was primarily due to lower salaries and benefits and share-based compensation. In 2018 and 2017, G&A included $0.2 million and $0.8 million in expense related to cash-settled performance awards, respectively. These awards are re-measured each interim reporting period based on the fair market value of our common stock. Significant changes in the fair market value of our common stock will impact G&A per Boe.

Our G&A decreased $0.4 million, or 2%, to $24.3 million ($5.75 per Boe) for 2017 from $24.7 million ($5.45 per Boe) for 2016. The decrease in G&A was primarily due to lower share-based compensation, partially offset by an increase in salaries and benefits and professional fees. In 2017 and 2016, G&A included $0.8 million and $1.3 million in expense related to cash-settled performance awards, respectively.

The following table summarizes G&A (in millions) and G&A per Boe.

	Year Ended December 31,
	2018		2017		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$10.5	$2.58	$12.6	$2.99	$(2.1)	$(0.41)	(13.7)%
Share-based compensation	3.0	0.75	4.7	1.10	(1.7)	(0.35)	(31.8)
Professional fees	2.3	0.55	2.3	0.54	—	0.01	1.9
Other	5.1	1.25	4.7	1.12	0.4	0.13	11.6
Total	$20.9	$5.13	$24.3	$5.75	$(3.4)	$(0.62)	(10.8)%

	Year Ended December 31,
	2017		2016		Change		% Change
	$MM	Boe	$MM	Boe	$MM	Boe	(Boe)
Salaries and benefits	$12.6	$2.99	$12.1	$2.68	$0.5	$0.31	11.6%
Share-based compensation	4.7	1.10	6.3	1.38	(1.6)	(0.28)	(20.3)
Professional fees	2.3	0.54	1.6	0.36	0.7	0.18	50.0
Other	4.7	1.12	4.7	1.03	—	0.09	8.7
Total	$24.3	$5.75	$24.7	$5.45	$(0.4)	$0.30	5.5%

Depletion, depreciation and amortization expense.      Our depletion, depreciation and amortization expense (“DD&A”) decreased $9.1 million, or 13%, to $61.4 million for 2018, from $70.5 million for 2017. Our DD&A per Boe decreased by $1.61, or 10%, to $15.05 per Boe for 2018, compared to $16.66 per Boe for 2017. The decrease in DD&A in 2018 over 2017 was attributable to a decrease in production. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

DD&A decreased $8.5 million, or 11%, to $70.5 million for 2017, from $79 million for 2016. The decrease in DD&A in 2017 over 2016 was primarily attributable to a decrease in production. Our DD&A per Boe decreased by $0.76, or 4%, to $16.66 per Boe for 2017, compared to $17.42 per Boe for 2016. The decrease in DD&A per Boe over the prior-year period was primarily due to lower oil and gas property carrying costs relative to estimated proved developed reserves.

Interest expense, net.     The following table sets forth interest expense, weighted average interest rates and weighted average debt balances for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	Year Ended December 31,
	2018	2017	2016
Interest expense	$25,117	$21,053	$27,259
Weighted average interest rate	6.5%	5.4%	5.4%
Weighted average debt balance	$386,240	$388,629	$507,605

Interest expense for the years ended December 31, 2018, 2017 and 2016 includes amortization of debt issuance costs of $1 million, $0.9 million and $1.4 million, respectively. Interest expense, net increased $4.1 million or 19% to $25.1 million for 2018, compared to $21.1 million for 2017. This increase was primarily due to increases in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility.

Interest expense, net, decreased $6.2 million or 23%, to $21.1 million for 2017, compared to $27.3 million for 2016. This decrease was primarily due to the reduction in our interest expense on outstanding 7% Senior Notes due 2021 (the “Senior Notes) of $9.8 million, due to two debt-for-equity exchange transactions, partially offset by an increase in the applicable margin rates, outstanding borrowings and floating interest rates under our revolving credit facility.

Write-off of debt issuance costs.    In 2016, we recorded a $0.6 million write-off of unamortized debt issuance costs, related to the third amendment of our revolving credit facility, due to the reduction in our borrowing base from $450 million to $325 million.

Gain on extinguishment of debt.     In 2017, we recognized a gain of $5.1 million on two debt-for-equity exchange transactions, for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged. In 2018 and 2016, we did not repurchase or retire any outstanding debt.

Other (expense) income.     Other (expense) income for the years ended December 31, 2018, 2017 and 2016 was an expense of $29,000, and income of $32,000 and $1.5 million, respectively. In 2016, we recorded a contractual settlement of $1.4 million in other income.

Income taxes.     In 2018, we recognized an income tax benefit of $4.3 million, compared to an income tax provision of $76.4 million in 2017, and an income tax benefit of $24.4 million in 2016. The following table reconciles our income tax expense for the years ended December 31, 2018, 2017 and 2016, to the U.S. federal statutory rate of 21%, 35% and 35%, respectively (dollars in thousands).

	Years Ended December 31,
	2018	2017	2016
Statutory tax at 21%, 35% and 35%, respectively	$(5,094)	$(12,578)	$(26,831)
State taxes, net of federal impact	466	528	578
Share-based compensation tax shortfall	264	1,279	1,826
Nondeductible compensation	11	—	—
Permanent differences	6	11	11
Other differences	—	30	(2)
Change in federal tax rate	—	(51,939)	—
Write-off of deferred tax assets	—	139,090	—
Total	$(4,347)	$76,421	$(24,418)

In 2017, the completed debt-for-equity exchange transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change net operating losses (“NOLs”). Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

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

Liquidity and Capital Resources

We generally will rely on cash generated from operations, to the extent available, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon commodity prices, our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings or borrowings under our revolving credit facility will be available on acceptable terms, or at all, in the foreseeable future.

Our liquidity and ability to comply with debt covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 3 to our consolidated financial statements for additional information regarding the financial covenants under our revolving credit facility. At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

At December 31, 2018, our total leverage ratio was 6.6 to 1.0, which is above the level that will be required as of March 31, 2019, of 5.0 to 1.0. If we are unable to improve our total leverage ratio by March 31, 2019, the obligations of the Company under the revolving credit facility may be accelerated, which would have a material adverse effect on our business. Our total leverage ratio has decreased from 9.7 to 1.0 as of December 31, 2016, to 6.6 to 1.0 as of December 31, 2018. Based on our current operating and commodity price forecast and capital structure, and in the absence of deleveraging transactions as discussed below, we do not believe we will be able to comply with the total leverage ratio covenant beginning with the measurement date of March 31, 2019. In addition, our revolving credit facility is subject to scheduled redeterminations of its borrowing bases semi-annually, based on our reserves. Continued low commodity prices may adversely impact the results of the upcoming redetermination, and have a significant negative impact on the Company’s liquidity. If an event of default occurred, our lenders could accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we would not have sufficient liquidity to repay those amounts. These factors raise substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and our ability to continue to comply with the financial covenants under our revolving credit facility.

In order to improve our leverage position to meet upcoming financial covenants under the revolving credit facility, we have been, and currently are, pursuing or considering a number of deleveraging and strategic actions, which in certain cases may require the consent of current lenders, stockholders or bond holders.

On April 12, 2018, our largest shareholder, Wilks, disclosed on Schedule 13D/A that they intended to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of approximately $60 million of Senior Notes currently held by Wilks. In April 2018, our board of directors formed the Special Committee to evaluate a potential Exchange Transaction as well as other Competing Transactions. The Special Committee hired financial and legal advisors to advise the Special Committee on these matters.  The Special Committee engaged in discussions with Wilks regarding an Exchange Transaction in 2018, but in mid-2018 the Wilks and the Special Committee deferred further discussions regarding a stand-alone Exchange Transaction pending resolution of the Company’s discussions regarding the potential transaction described in the following paragraph.

In addition, management has reviewed numerous cash flow producing properties for potential acquisition over the last several years in order to grow our production base and reduce our leverage ratio to a sustainable level and one that is in compliance with our financial covenants.  In early 2018, we retained a financial advisor, separate from the Special Committee’s advisor, and began discussions with a potential seller and multiple financing counterparties for the purchase of a set of substantial cash flow producing properties.  Despite a deteriorating commodity price market, discussions with both the seller and financing parties progressed throughout 2018.  However, no definitive agreements ultimately were executed, and the negotiations currently are not active.

In March 2019, our board of directors expanded the scope of the Special Committee to explore, in addition to an Exchange Transaction, other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either in court or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to pursue and consider other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; (iii) merging with a strategic partner. The Special Committee has re-commenced discussions with the Wilks regarding an Exchange Transaction and intends to continue those discussions as part of its review of financing alternatives and deleveraging transactions. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. If commodity prices do not improve from current levels, our operating cash flows will decrease and our lenders may reduce our borrowing base, thus limiting the amounts available to fund future capital expenditures. If we are unable to replace our oil, NGLs and gas reserves through acquisitions, development and exploration, we may also suffer a reduction in operating cash flows and access to funds under our revolving credit facility.

We believe we currently have adequate liquidity from cash generated from operations and unused borrowing capacity under our revolving credit facility for current working capital needs and maintenance of our current development plan, absent the reduction in our borrowing base under our revolving credit facility or the acceleration of the maturity date of our revolving credit facility. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our revolving credit facility.

Liquidity

We define liquidity as funds available under our revolving credit facility plus year-end net cash and cash equivalents. Our liquidity is subject to our continued compliance with the covenants under our revolving credit facility. At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 3 to our consolidated financial statements in this report for additional discussion of the covenants under our revolving credit facility.  At December 31, 2018, we had $301.5 million in borrowings outstanding under our revolving credit facility and $22,000 in cash and cash equivalents, compared to $291 million and $273 million in borrowings outstanding under our revolving credit facility at December 31, 2017 and 2016, respectively, and $21,000 in cash and cash equivalents at both December 31, 2017 and 2016. Our liquidity position at December 31, 2018, decreased compared to December 31, 2017, due to an increase in the outstanding borrowings under our revolving credit facility. In December 2017, we entered into a fourth amendment to our revolving credit facility, which among other things, extended the maturity date of the revolving credit facility from May 7, 2019 to May 7, 2020 and reaffirmed the aggregate lender commitments of $325 million. The borrowing base under our revolving credit facility is redetermined semi-annually based on our oil, NGLs and gas reserves.

The following table summarizes our liquidity position at December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Credit Facility commitments	$325,000	$325,000	$325,000
Cash and cash equivalents	22	21	21
Long-term debt — Credit Facility	(301,500)	(291,000)	(273,000)
Undrawn letters of credit	(325)	(325)	(575)
Liquidity	$23,197	$33,696	$51,446

Working Capital

Our working capital is affected primarily by the fair value of our commodity derivative positions and our capital spending program. At December 31, 2018, we had a working capital deficit of $4.8 million, compared to a working capital deficit of $8.4 million and $13.9 million at December 31, 2017 and 2016, respectively. The change in working capital during 2018 was attributable to changes in fair value of our commodity derivatives, partially offset by a decrease in accounts receivable. The change in working capital during 2017 was primarily attributable to prepayment of hydraulic fracturing services and changes in fair value of our commodity derivatives partially offset by an increase in accrued liabilities due to an increase in capital expenditures. The change in working capital during 2016 was primarily attributable to changes in fair value of our commodity derivatives partially offset by a decrease in accounts payable and accrued liabilities due to a decrease in capital expenditures and cost reductions. To the extent we operate or end 2019 with a working capital deficit, we expect such deficit to be offset by liquidity available under our revolving credit facility, assuming (i) continued compliance with the financial covenants under our revolving credit facility, (ii) no reduction in our borrowing base from our semi-annual borrowing base redetermination and (iii) no acceleration of amounts due under our revolving credit facility.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Year Ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$34,744	$37,454	$26,081
Cash flows used in investing activities	(42,764)	(52,409)	(23,890)
Cash flows provided by (used in) financing activities	8,021	14,955	(2,770)
Net increase (decrease) in cash and cash equivalents	$1	$—	$(579)

For 2018, our primary sources of cash were from operating activities and financing activities. Approximately $34.7 million of cash from operations and $8 million of cash from financing activities were used to fund our development project in the Permian Basin. Cash flows used in investing activities were lower in 2018 compared to 2017, primarily due to prepayment of a hydraulic fracturing services agreement in 2017, which was terminated in 2018. Cash flows provided by financing activities were lower in 2018 primarily due to $10.5 million in net borrowings on our revolving credit facility in 2018, compared to $18 million in net borrowings on our revolving credit facility in 2017.

For 2017, our primary sources of cash were from operating activities and financing activities. Approximately $37.5 million of cash from operations and $15 million of cash from financing activities were used to fund our development project in the Permian Basin. Cash flows used in investing activities were higher in 2017 compared to 2016, primarily due to an increase in capital expenditures of $27.3 million as a result of improved commodity prices and a decrease in interest expense as a result of the completed debt-for-equity exchange transactions. Cash flows provided by financing activities were higher in 2017 primarily due to $18 million in net borrowings on our revolving credit facility in 2017, compared to no net borrowings on our revolving credit facility in 2016.

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

Operating Activities

For 2018, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities decreased by $2.8 million, or 7%, to $34.7 million in 2018 from $37.5 million in 2017. The decrease in cash flows from operating activities in 2018 from 2017 was primarily due to an increase in cash paid for interest ($3.5 million), an increase in LOE ($3.2 million), an increase in net cash payments under our commodity derivatives ($2.7 million), and changes in working capital related to operating activities ($3.2 million), partially offset by an increase in oil, NGLs and gas sales ($8.7 million).

For 2017, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities increased by $11.4 million, or 44%, to $37.5 million in 2017 from $26.1 million in 2016. The increase in cash flows from operating activities in 2017 from 2016 was primarily due to an increase in oil, NGLs and gas sales as a result of higher commodity prices and a decrease in interest expense as a result of the completed debt-for-equity exchange transactions, partially offset by an increase in net cash payments under our commodity derivatives.

For 2016, our cash flows from operations were used primarily for drilling and development activities in the Permian Basin. Cash flows from operating activities decreased by $76.6 million, or 75%, to $26.1 million in 2016 from $102.7 million in 2015. The decrease in cash flows from operating activities in 2016 from 2015 was primarily due to a decrease in oil, NGLs and gas sales as a result of lower commodity prices and production, a decrease in net cash receipts under our commodity derivatives, partially offset by a decrease in operating expenses.

Investing Activities

During the years ended December 31, 2018, 2017 and 2016, we invested $46.7 million, $47.1 million and $19.8 million, respectively, for capital expenditures on oil and gas properties. Cash flows used in investing activities was lower in 2018 compared to 2017 primarily due to prepayment of a hydraulic fracturing services agreement in 2017, which was terminated in 2018. Our capital expenditures for 2018 were primarily attributable to drilling and development ($39.4 million), infrastructure projects and equipment ($6.6 million), an exploratory project ($0.4 million) and acreage acquisitions and extensions ($0.4 million). Cash used in investing activities also included changes in working capital associated with investing activities ($4 million) primarily related to termination of a prepaid hydraulic fracturing services agreement. Cash flows used in investing activities were higher in 2017 compared to 2016, primarily due to an increase in capital expenditures of $27.3 million as a result of improved operating cash flow.

The following table is a summary of capital expenditures related to our oil and gas properties (in thousands).

	Years Ended December 31,
	2018	2017	2016
Permian Basin	$39,397	$43,208	$16,692
Permian Basin acquisitions	—	—	—
Subtotal	39,397	43,208	16,692
East Texas Basin	—	—	—
Exploratory projects	364	—	—
Infrastructure projects, equipment and 3-D seismic	6,569	3,612	3,079
Lease acquisitions and extensions	406	231	17
Total	$46,736	$47,051	$19,788

Financing Activities

The following is a description of our financing activities in 2018, 2017 and 2016.

•

In 2017, we completed the two debt-for-equity exchange transactions, which reduced our Senior Notes by $145.1 million and provided $44.3 million in interest savings over the remaining term of the Senior Notes. These exchange transactions improved our operating cash flow through the reduction of interest expense. We incurred equity issuance costs of $2.8 million related to these exchange transactions, which were recorded as a reduction to additional paid-in capital.

•

In December 2017, we entered into a fourth amendment to the revolving credit facility. The fourth amendment, among other things, (a) extended the maturity date of the revolving credit facility from May 7, 2019, to May 7, 2020, (b) added the total leverage ratio financial covenant, (c) reaffirmed the aggregate lender commitments of $325 million, (d) increased the applicable margin rates on borrowings by 50 basis points, and (e) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from proved developed producing (“PDP”) reserves. In connection with the fourth amendment to the revolving credit facility, we incurred $1 million of debt issuance costs.

•

In May 2016, the lenders under our revolving credit facility completed their semi-annual borrowing base redetermination and decreased the aggregate lender commitments to $325 million from $450 million.

In 2018, we increased the net outstanding balance under our revolving credit facility by $10.5 million, compared to $18 million in 2017, and no net borrowings under our revolving credit facility in 2016.

As market conditions warrant and subject to our contractual restrictions in our revolving credit facility or otherwise, liquidity position and other factors, we may from time to time seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, repurchases of our common stock or outstanding debt, debt-for-debt or debt-for-equity exchanges or refinancings, and private or public equity raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or bond holders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.

Revolving Credit Facility

We have a $1 billion revolving credit facility with a borrowing base and aggregate lender commitments of $325 million. The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and our oil and gas reserves. We or the lenders can each request one additional borrowing base redetermination each calendar year.

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

We had outstanding borrowings of $301.5 million and $291 million under our revolving credit facility at December 31, 2018 and 2017, respectively. The weighted average interest rate applicable to borrowings under our revolving credit facility in 2018 was 6%. We also had outstanding unused letters of credit under our revolving credit facility totaling $0.3 million at December 31, 2018, which reduce amounts available for borrowing under our revolving credit facility.

Obligations under our revolving credit facility are secured by mortgages on substantially all of the oil and gas properties of the Company and its subsidiaries. The Company is required to maintain liens covering the oil and gas properties of the Company and its subsidiaries representing at least 95% of the total value of all oil and gas properties of the Company and its subsidiaries.

On December 21, 2017, we entered into a fourth amendment to the revolving credit facility. The fourth amendment, among other things, (a) extended the maturity date of the revolving credit facility from May 7, 2019, to May 7, 2020, (b) added the total leverage ratio financial covenant, (c) increased the applicable margin rates on borrowings by 50 basis points, and (d) required the Company to hedge 50% of the Company’s estimated 2018 oil and gas production from PDP reserves. In connection with the fourth amendment to the revolving credit facility, we incurred $1 million of debt issuance costs.

On May 3, 2016, we entered into a third amendment to our revolving credit facility.  Specifically, the third amendment (a) decreased the borrowing base to $325 million from $450 million, (b) increased the applicable margin rates on borrowings by 100 basis points, (c) permits the Company to issue up to $150 million of second lien indebtedness, subject to various conditions and limitations, (d) permits the Company to repurchase outstanding debt with proceeds of certain asset sales, equity issuances or second lien indebtedness and (e) requires cash and cash equivalents in excess of $35 million held by the Company to be applied to reduce outstanding borrowings under our revolving credit facility. In connection with the third amendment to our revolving credit facility, $0.6 million of debt issuance costs were written off as a result of the reduction in the borrowing base, and we incurred $0.2 million of debt issuance costs.

Covenants

Our revolving credit facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At December 31, 2018, our consolidated interest coverage ratio was 2.5 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At December 31, 2018, our consolidated modified current ratio was 1.6 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of no more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter no more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) no more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019. At December 31, 2018, our leverage ratio was 6.6 to 1.0.

Failure to comply with any of the financial covenants under our revolving credit facility would represent an event of default. In the case of an event of default the lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements.

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

At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default under our debt instruments. See Note 1 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and our ability to continue to comply with the financial covenants under our revolving credit facility.

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

Senior Notes

At December 31, 2018, and 2017, $85.2 million principal amount of Senior Notes was outstanding. Annual interest on the Senior Notes is payable semi-annually on June 15 and December 15.

During the year ended December 31, 2017, we completed the two debt-for-equity exchange transactions, which reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

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

At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments. An event of default under our revolving credit facility would not result in an event of default under our Senior Notes.

Contractual Obligations

As of December 31, 2018, our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.

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

At December 31, 2018, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, was approximately $6.5 million at December 31, 2018. This estimate assumes the maximum potential bonus for 2018 is earned by each executive officer during 2018.

The following table summarizes these commitments as of December 31, 2018 (in thousands).

	Payments Due By Period
Contractual Obligations	Total	2019	2020	2021	2022 and 2023	More than 5 years
Credit agreement(1)	$301,500	$—	$301,500	$—	$—	$—
Senior Notes(2)	100,157	5,967	5,967	88,223	—	—
Operating lease obligations(3)	2,525	899	914	708	4	—
Asset retirement obligations(4)	11,424	—	—	—	—	11,424
Employment agreements with executive officers and cash-settled performance awards (5)	7,794	7,707	87	—	—	—
Total	$423,400	$14,573	$308,468	$88,931	$4	$11,424

(1)	Credit agreement matures on May 7, 2020. See Note 3 to our consolidated financial statements in this report for a discussion regarding interest payable under our revolving credit facility.
(2)	7% Senior Notes due 2021, including interest payable semi-annually on June 15 and December 15.
(3)	Operating lease obligations are for office space and equipment.
(4)	See Note 1 to our consolidated financial statements in this report for a discussion of our asset retirement obligations.
(5)

See Note 5 to our consolidated financial statements in this report for a discussion of our cash-settled performance awards. The amount above assumes that performance criteria of the cash-settled performance awards are met.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under GAAP. We also describe the most significant estimates and assumptions we make in applying these policies. See Note 1 to our consolidated financial statements in this report.

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

Proved Reserves

For the year ended December 31, 2018, we engaged DeGolyer and MacNaughton, independent petroleum engineers, to prepare independent estimates of the extent and value of 100% of our reported proved reserves, in accordance with rules and guidelines established by the SEC.

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2018, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2018, for oil, NGLs and gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves. Depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and gas reserves.

See also Item 2. “Properties — Proved Oil and Gas Reserves” and Note 10 to our consolidated financial statements in this report for additional information regarding our estimated proved reserves.

Derivative Instruments and Commodity Derivative Activities

We enter into commodity derivative contracts to mitigate portions of the risk of market price fluctuations related to future oil, NGLs and gas production. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative loss.” For commodity derivative contracts designated as cash-flow hedges, the changes in fair value of the derivative contracts, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue.

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

For the years ended December 31, 2018, 2017 and 2016 we recognized commodity derivative losses of $0.3 million, $0.3 million and $5.5 million, respectively.

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

We monitor our deferred tax assets by jurisdiction to assess their potential realization, and a valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to not be realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. To the extent that a valuation allowance is established or changed during any period, we would recognize expense or benefit within our consolidated tax expense. We currently have a valuation allowance of $0.5 million on our deferred tax assets.

Valuation of Share-Based Compensation

Our 2018 Long Term Incentive Plan and our 2007 Stock Incentive Plan (collectively, the “Incentive Plans”) allow grants of stock and options to employees and outside directors. Granting of awards may increase our G&A, subject to the size and timing of the grants. See Note 4 to our consolidated financial statements in this report for additional information.

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

Recently Issued Accounting Standards

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize liabilities and right-of-use (“ROU”) assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we adopted it using a modified retrospective approach on January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance to retained earnings in the period of adoption.

We currently enter into lease agreements to support our operations. These agreements are for leases on assets such as office space, compressors and well equipment. We have substantially completed our process to implement this standard, and we have designed processes and internal controls necessary for adoption of this standard. We have made policy elections to (i) not capitalize short-term leases for all asset classes, (ii) to not separate non-lease components from lease components for all of our current asset classes, (iii) apply the package of practical expedients that allows us to not reassess: whether any expired or existing contracts contain leases, lease classification for any expired or existing leases and initial direct costs for existing leases, (iv) apply the land easement practical expedient to not evaluate land easements that existed or expired prior to adoption and (v) apply the practical expedient to apply hindsight in estimating lease term and impairment.

The impact of applying this standard is not expected to significantly impact our results of operations or cash flows. As of January 1, 2019, we expect to recognize ROU assets and liabilities of approximately $15 million from operating leases on our consolidated balance sheet. We expect an increase in our working capital deficit due to the adoption of this standard as the entire ROU asset balance will be presented as a non-current asset, and a portion of the lease liability will be presented as a current liability. Under the terms of our revolving credit facility, the current liability related to operating leases will not be considered in our modified current ratio financial covenant calculation.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 or 2016. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment. It may also increase the cost of labor or supplies.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2018, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Proved Reserves

Estimates of proved oil and gas reserves directly impact financial accounting estimates including DD&A, evaluation of impairment of properties and the calculation of plugging and abandonment liabilities. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The data for any reservoir may change substantially over time due to results from operational activity. Proved reserve volumes at December 31, 2018, were estimated based on the average of the closing price on the first day of each month for the 12-month period prior to December 31, 2018, for oil, NGLs and natural gas in accordance with SEC rules. Changes in commodity prices and operations costs may increase or decrease estimates of proved oil, NGLs and natural gas reserves.

We expect that reductions in oil, NGLs and gas prices will not only decrease our revenues, but will also reduce the amount of oil, NGLs and gas that we can produce economically and therefore lower our oil, NGLs and gas reserves. A decrease of 10% in the oil, NGLs and gas prices used in our reserve report as of December 31, 2018, holding production and development costs constant, would result in:

•	a decrease in our PV-10 as of December 31, 2018 of 26%;
•	a decrease in our total proved reserves of 4%; and
•	a decrease in our proved undeveloped reserves of 6%.

Actual future net revenues and reserve volumes also will be affected by factors such as the amount and timing of actual production, prevailing operating and development costs, supply and demand for oil and gas, increases or decreases in consumption and changes in governmental regulations or taxation. Additionally, depletion expense for our oil and gas properties is determined using our estimates of proved oil, NGLs and natural gas reserves. A hypothetical 10% decline in our December 31, 2018, estimated proved reserves would have increased our depletion expense by approximately $1.6 million for the year ended December 31, 2018.

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

In the year ended December 31, 2018, the NYMEX WTI prompt month price ranged from a low of $42.53 per barrel to a high of $76.41 per barrel. In the year ended December 31, 2017, the NYMEX WTI prompt month price ranged from a low of $42.53 per barrel to a high of $60.42 per barrel.

In the year ended December 31, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to a high of $4.84 per MMBtu. In the year ended December 31, 2017, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.56 per MMBtu to a high of $3.72 per MMBtu.

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. As of December 31, 2018, we had no outstanding derivative instruments designated as cash-flow hedges. We record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as commodity derivative loss on our consolidated statements of operations as they occur, for commodity derivative contracts not designated as cash-flow hedges.

The table below summarizes our commodity derivatives positions outstanding at December 31, 2018.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2019 — December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C2 - Ethane)
January 2019 — March 2019	Swap	900 Bbls/day	$14.123/Bbl
NGLs (C3 - Propane)
January 2019 — March 2019	Swap	600 Bbls/day	$35.165/Bbl
January 2019 — June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (NC4 - Butane)
January 2019 — March 2019	Swap	200 Bbls/day	$38.63/Bbl
NGLs (C5 - Pentane)
January 2019 — December 2019	Swap	100 Bbls/day	$65.10/Bbl
January 2019 — December 2019	Swap	100 Bbls/day	$65.31/Bbl

At December 31, 2018, the fair value of our open derivative contracts was a net asset of $5.9 million, compared to net liability of $0.8 million at December 31, 2017.

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

Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges are recorded in earnings as they occur and included in commodity derivative loss on our consolidated statements of operations. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

For the years ended December 31, 2018, 2017 and 2016 we recognized commodity derivative losses of $0.3 million, $0.3 million and $5.5 million, respectively. A hypothetical 10% increase in the NYMEX floating prices would have resulted in a $1.7 million decrease in the fair value recorded of our commodity derivative positions on our balance sheet at December 31, 2018, and a corresponding increase to the commodity derivative loss on our statement of operations for the year ended December 31, 2018.

See Note 7 to our consolidated financial statements in this report for a discussion of our fair value measurements.

Interest Rate Risk

We are exposed to interest rate risk on the outstanding borrowings under our revolving credit facility. At December 31, 2018, we had $301.5 million outstanding under our revolving credit facility. Outstanding borrowings under our revolving credit facility bear interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin ranging from 3% to 4%. Margins vary based on the borrowings outstanding compared to the borrowing base. A hypothetical increase of 50 basis points in the floating interest rate on outstanding borrowings under our revolving credit facility at December 31, 2018, would result in a $1.5 million increase in annual interest expense. We currently do not engage in any interest rate hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplemental data are included in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in, and no disagreements with, our accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Exchange Act) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report on Form 10-K for the fiscal year ended December 31, 2018. Moss Adams LLP (“Moss Adams”), our independent registered public accounting firm, also attested to, and reported on, our internal control over financial reporting. Management’s report and Moss Adams’s attestation report are referenced on page F-1 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm —Internal Control over Financial Reporting” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under Item 10 of this report will be contained under the captions “Election of Directors–Directors,” “Executive Officers” and “Corporate Governance” to be provided in our proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2018, which is incorporated herein by reference. Also, the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Lead Independent Director Charter, our Governance Guidelines and our Code of Conduct may be found on our website at www.approachresources.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of this report will be contained under the caption “Executive Compensation” in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2018, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this report will be contained under the caption “Stock Ownership Matters” in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2018, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of this report will be contained under the captions “Certain Relationships and Related-Party Transactions” and “Corporate Governance–Board Independence” in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2018, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this report will be contained under the caption “Independent Registered Public Accountants” in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC within 120 days of December 31, 2018, which is incorporated herein by reference.

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

4.5

Agreement dated as of April 28, 2016, by and among Approach Resources Inc., Wells Fargo Bank, National Association, and Wilmington Trust, National Association (filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016, and incorporated herein by reference).

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

10.9†	2018 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2018, and incorporated herein by reference).

10.10†

Sixth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 7, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2017, and incorporated herein by reference).

10.11†

Fifth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan effective as of June 2, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.12†

Fourth Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.13†	Third Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015, and incorporated herein by reference).

10.14†

Second Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan, effective as of May 31, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 1, 2012, and incorporated herein by reference).

10.15†

First Amendment dated December 31, 2008, to Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008, and incorporated herein by reference).

10.16†

Approach Resources Inc. 2007 Stock Incentive Plan, effective as of June 28, 2007 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed July 12, 2007, and incorporated herein by reference).

10.17†

Second Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018, and incorporated herein by reference).

10.18†

Revised Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 3, 2018, and incorporated herein by reference).

10.19†

Form of Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2008, and incorporated herein by reference).

10.20†

Form of Performance-Based, Time-Vesting Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 11, 2011, and incorporated herein by reference).

10.21†

Revised Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

10.22†

Form of TSR-Based Restricted Stock Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2012, and incorporated herein by reference).

10.23†

Form of Cash Settled Performance Share Unit Award Agreement under Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016, and incorporated herein by reference).

10.24

Exchange Agreement, dated as of November 2, 2016, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.25

Stockholder Agreement, dated as of January 27, 2017, by and among Approach Resources Inc., Wilks Brothers, LLC and SDW Investments, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2017, and incorporated herein by reference).

10.26

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

10.27

Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc., as Seller, and DCP Midstream, LP, as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2011, and incorporated herein by reference).

10.28	Specimen Oil and Gas Lease for University Lands (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2012, and incorporated herein by reference).

10.29

Fourth Amendment dated as of December 21, 2017, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2017, and incorporated herein by reference).

10.30

Third Amendment dated as of May 3, 2016, to Amended and Restated Credit Agreement dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2016, and incorporated herein by reference).

10.31

Second Amendment dated as of December 30, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2015, and incorporated herein by reference).

10.32

First Amendment dated as of November 4, 2014, to Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2014, and incorporated herein by reference).

10.33

Amended and Restated Credit Agreement, dated as of May 7, 2014, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders from time-to-time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.34

Amended and Restated Guaranty and Pledge Agreement, dated as of May 7, 2014, by and among the Company, the subsidiary guarantors and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2014, and incorporated herein by reference).

10.35

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

*12.1	Statement of Computation Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 28, 2008, and incorporated herein by reference).

*21.1	Subsidiaries.

*23.1	Consent of Moss Adams LLP.

*23.2	Consent of Hein & Associates LLP.

*23.3	Consent of DeGolyer and MacNaughton.

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Report of DeGolyer and MacNaughton.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit title

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
ITEM 16.	FORM 10-K SUMMARY

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

“Recompletion” or to “recomplete” a well	The addition of production from another interval or formation in an existing wellbore.

Reserve life	This index is calculated by dividing year-end 2018 estimated proved reserves by 2018 production of 4.1 MMBoe to estimate the number of years of remaining production.

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
J. Ross Craft
Chairman of the Board and Chief Executive Officer

Date: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 18, 2019.

Signature	Title

/s/ J. Ross Craft	Chairman of the Board and Chief Executive Officer
J. Ross Craft	(Principal Executive Officer)

/s/ Sergei Krylov	Executive Vice President and Chief Financial Officer
Sergei Krylov	(Principal Financial Officer)

/s/ Ian M. Shaw	Chief Accounting Officer
Ian M. Shaw	(Principal Accounting Officer)

/s/ Vean J. Gregg III	Lead Independent Director
Vean J. Gregg III

/s/ Alan D. Bell	Director
Alan D. Bell

/s/ James C. Crain	Director
James C. Crain

/s/ Matthew R. Kahn	Director
Matthew R. Kahn

/s/ Morgan D. Neff	Director
Morgan D. Neff

/s/ Matthew D. Wilks	Director
Matthew D. Wilks

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to management and our board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —Integrated Framework in 2013. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting as of December 31, 2018. This report appears on the following page.

By:	/s/ J. Ross Craft	By:	/s/ Sergei Krylov
	J. Ross Craft		Sergei Krylov
	Chairman of the Board and Chief Executive Officer		Executive Vice President and Chief Financial Officer

Fort Worth, Texas

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Approach Resources Inc.

Opinion on Internal Control over Financial Reporting

We have audited Approach Resources Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Approach Resources Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated  financial statements”) and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to the Company’s ability to continue as a going concern).

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

/s/ Moss Adams LLP
Dallas, Texas
March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Approach Resources Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Approach Resources Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has determined that, based on its current operating forecast, it will not comply with its debt covenants contained in its revolving credit facility in 2019 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
Dallas, Texas
March 18, 2019 We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Approach Resources Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows of Approach Resources Inc. and subsidiaries (collectively, the “Company”) for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Approach Resources Inc. and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP
Dallas, Texas
March 10, 2017

Approach Resources Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22	$21
Accounts receivable:
Joint interest owners	89	117
Oil, NGLs and gas sales	6,710	9,678
Derivative assets	5,946	1,398
Prepaid expenses and other current assets	3,458	5,486
Total current assets	16,225	16,700
PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,976,699	1,930,577
Furniture, fixtures and equipment	5,689	5,658
Total properties and equipment	1,982,388	1,936,235
Less accumulated depletion, depreciation and amortization	(913,966)	(853,359)
Net properties and equipment	1,068,422	1,082,876
Total assets	$1,084,647	$1,099,576
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,768	$9,450
Oil, NGLs and gas sales payable	4,968	5,363
Derivative liabilities	—	2,181
Accrued liabilities	6,341	8,073
Total current liabilities	21,077	25,067
NON-CURRENT LIABILITIES:
Senior secured credit facility, net	300,507	289,275
Senior notes, net	84,486	84,185
Deferred income taxes	77,821	82,102
Asset retirement obligations	11,424	11,065
Other non-current liabilities	87	466
Total liabilities	495,402	492,160
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY :
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized, 95,030,569 and 94,533,246 issued and outstanding, respectively	950	945
Additional paid-in capital	744,126	742,391
Accumulated deficit	(155,831)	(135,920)
Total stockholders’ equity	589,245	607,416
Total liabilities and stockholders’ equity	$1,084,647	$1,099,576

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Years Ended December 31,
	2018	2017	2016
REVENUES:
Oil, NGLs and gas sales	$114,035	$105,349	$90,302
EXPENSES:
Lease operating	21,129	17,902	19,250
Production and ad valorem taxes	8,923	8,644	8,217
Exploration	420	3,657	3,923
General and administrative(1)	20,922	24,333	24,734
Depletion, depreciation and amortization	61,432	70,521	79,044
Total expenses	112,826	125,057	135,168
OPERATING INCOME (LOSS)	1,209	(19,708)	(44,866)
OTHER:
Interest expense, net	(25,117)	(21,053)	(27,259)
Gain on debt extinguishment	—	5,053	—
Write-off of debt issuance costs	—	—	(563)
Commodity derivative loss	(321)	(262)	(5,484)
Other (expense) income	(29)	32	1,511
LOSS BEFORE INCOME TAX (BENEFIT) PROVISION	(24,258)	(35,938)	(76,661)
INCOME TAX (BENEFIT) PROVISION:
Current	(66)	(66)	—
Deferred	(4,281)	76,487	(24,418)
NET LOSS	$(19,911)	$(112,359)	$(52,243)
LOSS PER SHARE:
Basic	$(0.21)	$(1.35)	$(1.26)
Diluted	$(0.21)	$(1.35)	$(1.26)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,581,294	83,404,104	41,488,206
Diluted	94,581,294	83,404,104	41,488,206
(1) Includes non-cash share-based compensation expense as follows:	3,047	4,656	6,279

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

for the Years Ended December 31, 2016, 2017 and 2018

(In thousands, except shares and per-share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Total
	Shares	Amount
BALANCES, January 1, 2016	40,788,705	$408	$580,623	$26,936	$607,967
Cumulative effect of change in accounting principal	—	$—	$—	$1,746	$1,746
Issuance of common shares to directors for compensation	196,287	2	212	—	214
Restricted stock issuance, net of cancellations	1,013,982	10	(10)	—	—
Share-based compensation expense	—	—	6,065	—	6,065
Surrender of restricted shares for payment of income taxes	(234,204)	(2)	(795)	—	(797)
Net loss	—	—	—	(52,243)	(52,243)
BALANCES, December 31, 2016	41,764,770	$418	$586,095	$(23,561)	$562,952
Issuance of common shares to directors for compensation	179,255	$1	$448	$—	$449
Restricted stock issuance, net of cancellations	2,074,539	20	(20)	—	—
Share-based compensation expense	—	—	4,207	—	4,207
Surrender of restricted shares for payment of income taxes	(234,049)	(2)	(649)	—	(651)
Issuance of common shares in exchange for senior notes	43,175,328	432	134,526	—	134,958
Issuance of common shares for acquisition	7,573,403	76	17,784	—	17,860
Net loss	—	—	—	(112,359)	(112,359)
BALANCES, December 31, 2017	94,533,246	$945	$742,391	$(135,920)	$607,416
Issuance of common shares to directors for compensation	135,585	$1	$383	$—	$384
Restricted stock issuance, net of cancellations	970,880	10	(10)	—	—
Share-based compensation expense	—	—	2,663	—	2,663
Surrender of restricted shares for payment of income taxes	(466,780)	(5)	(922)	—	(927)
Retirement of common shares in connection with acquisition	(142,362)	(1)	(379)	—	(380)
Net loss	—	—	—	(19,911)	(19,911)
BALANCES, December 31, 2018	95,030,569	$950	$744,126	$(155,831)	$589,245

See accompanying notes to these consolidated financial statements.

Approach Resources Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except shares and per-share amounts)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net loss	$(19,911)	$(112,359)	$(52,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	61,432	70,521	79,044
Amortization of debt issuance costs	1,048	866	1,396
Gain on debt extinguishment	—	(5,053)	—
Write-off of debt issuance costs	—	—	563
Commodity derivative loss	321	262	5,484
Settlements of commodity derivatives	(7,050)	(4,359)	6,132
Exploration expense	387	3,522	3,753
Share-based compensation expense	3,047	4,656	6,279
Deferred income tax (benefit) expense	(4,281)	76,487	(24,418)
Other non-cash items	29	(32)	(92)
Changes in operating assets and liabilities:
Accounts receivable	3,001	400	2,250
Prepaid expenses and other current assets	(1,256)	83	534
Accounts payable	(216)	907	358
Oil, NGLs and gas sales payable	(399)	919	(55)
Accrued liabilities	(1,408)	634	(2,904)
Cash provided by operating activities	34,744	37,454	26,081
INVESTING ACTIVITIES:
Additions to oil and gas properties	(46,736)	(47,051)	(19,788)
Additions to furniture, fixtures and equipment, net	(31)	(14)	(16)
Change in working capital related to investing activities	4,003	(5,344)	(4,086)
Cash used in investing activities	(42,764)	(52,409)	(23,890)
FINANCING ACTIVITIES:
Borrowings under credit facility	120,350	111,250	50,100
Repayment of amounts outstanding under credit facility	(109,850)	(93,250)	(50,100)
Tax withholdings related to restricted stock	(927)	(650)	(797)
Equity issuance costs	—	(2,780)	—
Debt issuance costs	(14)	(977)	(197)
Change in working capital related to financing activities	(1,538)	1,362	(1,776)
Cash provided by (used in) financing activities	8,021	14,955	(2,770)
CHANGE IN CASH AND CASH EQUIVALENTS	1	—	(579)
CASH AND CASH EQUIVALENTS , beginning of year	21	21	600
CASH AND CASH EQUIVALENTS , end of year	$22	$21	$21
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$24,102	$20,584	$25,972
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$19	$39	$36

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

Consolidation, Basis of Presentation and Significant Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect our estimate of depletion expense as well as our impairment analyses. Significant assumptions also are required in our estimation of accrued liabilities, commodity derivatives, income tax provision, share-based compensation and asset retirement obligations. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material. Certain prior-year amounts have been reclassified to conform to current-year presentation. These classifications have no impact on the net loss reported. For all periods reported, other comprehensive loss equals net loss.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and other commitments in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. As such, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amount, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Our liquidity and ability to comply with debt covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 3 for additional information regarding the financial covenants under our revolving credit facility. At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

At December 31, 2018, our total leverage ratio was 6.6 to 1.0, which is above the level that will be required as of March 31, 2019, of 5.0 to 1.0. If we are unable to improve our total leverage ratio by March 31, 2019, the obligations of the Company under the revolving credit facility may be accelerated, which would have a material adverse effect on our business. See Note 3 for additional information regarding the financial covenants under our revolving credit facility. Our total leverage ratio has decreased from 9.7 to 1.0 as of December 31, 2016, to 6.6 to 1.0 as of December 31, 2018. Based on our current operating and commodity price forecast and capital structure, and in the absence of deleveraging transactions as discussed below, we do not believe we will be able to comply with the leverage ratio covenant beginning with the measurement date of March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

In order to continue to improve our leverage position to meet the financial covenants under the revolving credit facility, we are currently pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. On April 12, 2018, our largest shareholder, Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”), disclosed on Schedule 13D/A that they intended to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of approximately $60 million aggregate principal amount of 7 % Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks (the “Exchange Transaction”). In April 2018, our board of directors formed a committee of independent directors (the “Special Committee”) to evaluate a potential Exchange Transaction as well as other strategic alternatives. The Special Committee hired financial and legal advisors to advise the Special Committee on these matters.  The Special Committee engaged in discussions with Wilks regarding an Exchange Transaction in 2018, but in mid-2018 the Wilks and the Committee deferred further discussions regarding a stand-alone Exchange Transaction pending resolution of the Company’s discussions regarding the potential transaction described in the following paragraph.

In addition, management has reviewed numerous cash flow producing properties for potential acquisition over the last several years in order to grow our production base and reduce our leverage ratio to a sustainable level and one that is in compliance with our financial covenants.  In early 2018, we retained a financial advisor, separate from the Special Committee’s advisor, and began discussions with a potential seller and multiple financing counterparties for the purchase of a set of substantial cash flow producing properties.  Despite a deteriorating commodity price market, discussions with both the seller and financing parties progressed throughout 2018.  However, no definitive agreements ultimately were executed, and the negotiations currently are not active.

In March 2019, our board of directors expanded the scope of the Special Committee to explore, in addition to an Exchange Transaction, other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either in court or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to pursue and consider other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; and (iii) merging with a strategic partner. The Special Committee has re-commenced discussions with the Wilks

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

regarding an Exchange Transaction and intends to continue those discussions as part of its review of financing alternatives and deleveraging transactions.

As of December 31, 2018, we have incurred approximately $1.5 million in costs related to the potential issuance of equity in the above alternatives, which are recorded in prepaid expenses and other current assets. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times, the amount of cash and cash equivalents on deposit in financial institutions exceeds federally insured limits. We monitor the soundness of the financial institutions and believe the Company’s risk is negligible.

Oil and Gas Properties

Capitalized Costs.     Our oil and gas properties comprised the following (in thousands):

	December 31,
	2018	2017
Mineral interests in properties:
Unproved leasehold costs	$29,039	$28,737
Proved leasehold costs	60,276	60,077
Wells and related equipment and facilities	1,866,729	1,819,836
Support equipment	8,802	8,459
Uncompleted wells, equipment and facilities	11,853	13,468
Total costs	1,976,699	1,930,577
Less accumulated depreciation, depletion and amortization	(910,795)	(850,301)
Net capitalized costs	$1,065,904	$1,080,276

We follow the successful efforts method of accounting for our oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to exploration expense. There were no exploratory wells capitalized, pending determination of whether the wells have proved reserves, at December 31, 2018 or 2017. Geological and geophysical costs, including seismic studies are charged to exploration expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use and while these expenditures are excluded from our depletable base. Through December 31, 2018, we have capitalized no interest costs because our individual wells and infrastructure projects are generally developed in less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six Mcf of gas to one barrel of oil equivalent (“Boe”), and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas may differ significantly from the price for a barrel of oil. Capitalized costs of proved mineral interests are depleted over

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depleted over estimated proved developed reserves. Depreciation, depletion and amortization expense for oil and gas producing property and related equipment was $61.2 million, $70.3 million and $78.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are periodically evaluated for impairment based on an analysis of undiscounted future net cash flows in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, as events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then we recognize an impairment charge equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Estimating future net cash flows involves the use of judgments, including estimation of the proved and unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. We recorded no impairment of our proved properties for the years ended December 31, 2018, 2017 and 2016.

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

Other Property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to 15 years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition. Depreciation expense for other property and equipment was $262,000, $237,000 and $343,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, as of December 31, 2018 and 2017. See Note 7 for fair value disclosures.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Based on our analysis, we did not have any uncertain tax positions as of December 31, 2018 or 2017. The Company’s income tax returns are subject to examination by the relevant taxing authorities as follows: U.S. Federal income tax returns for tax years 2015 and forward and Texas income and margin tax returns for tax years 2015 and forward. There are currently no income tax examinations underway for these jurisdictions.

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

We monitor our deferred tax assets by jurisdiction to assess their potential realization, and a valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are more likely than not to be realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. To the extent that a valuation allowance is established or changed during any period, we would recognize expense or benefit within our consolidated tax expense. We currently have a valuation allowance of $0.5 million on our deferred tax assets.

Derivative Activity

We enter commodity derivative contracts to reduce our exposure to fluctuations in commodity prices related to our oil, NGLs and gas production. We record our open derivative instruments at fair value on our consolidated balance sheets as either current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative loss.”

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. As of December 31, 2018, we had no outstanding derivative instruments designated as cash-flow hedges.

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

Asset Retirement Obligations

Our asset retirement obligations relate to future plugging and abandonment expenses on oil and gas properties. Based on the expected timing of payments, the full asset retirement obligation is classified as non-current. There were no significant changes to the asset retirement obligations for the years ended December 31, 2018, 2017 and 2016.

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

In 2018 and 2016, we awarded cash-settled performance awards, subject to certain performance conditions, to our executive officers. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations.

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

	For the Years Ended December 31,
	2018	2017	2016
Income (numerator):
Net (loss) income — basic	$(19,911)	$(112,359)	$(52,243)
Weighted average shares (denominator):
Weighted average shares — basic	94,581,294	83,404,104	41,488,206
Dilution effect of share-based compensation, treasury method (1)	—	—	—
Weighted average shares — diluted	94,581,294	83,404,104	41,488,206
Net (loss) income per share:
Basic	$(0.21)	$(1.35)	$(1.26)
Diluted	$(0.21)	$(1.35)	$(1.26)

(1)

Approximately 39,000 options to purchase our common stock were excluded from this calculation because they were antidilutive for the year ended December 31, 2016. No options were outstanding for the years ended December 31, 2018 and 2017, as they had expired.

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

The following table presents our disaggregated revenue by major source for the years ended December 31, 2018, 2017 and 2016 (in thousands)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Oil	$66,319	$52,748	$48,311
NGLs	33,604	27,702	19,761
Gas	14,033	24,899	22,230
Total revenue from contracts with customers	113,956	105,349	90,302
Commodity derivatives designated as cash-flow hedges	79	—	—
Total oil NGLs and gas sales	$114,035	$105,349	$90,302

Accounts receivable, joint interest owners, consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil, NGLs and gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. We review accounts receivable periodically and reduce the carrying amount by a valuation allowance that reflects our best estimate of the amount that may not be collectible. No such allowance was considered necessary at December 31, 2018 or 2017.

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

Exploration expenses.     Exploration expenses include lease expirations, delay rentals, geological and geophysical costs and dry hole costs. In 2018, we incurred exploration expense of $0.4 million to drill an exploratory monitor well used for gathering geological, geophysical or engineering data concerning one or more potentially productive formations in other wells.

Dependence on Major Customers.     For the year ended December 31, 2018, sales to American Midstream, LP (“AMID”), a successor to JP Energy Development, LP (“JP Energy”), and DCP Midstream, LP (“DCP”) accounted for approximately 56% and 41%, respectively, of our total sales.  As of December 31, 2018, we had dedicated the majority of our oil production from Project Pangea through September 2022 to AMID. In addition, as of December 31, 2018, we had contracted to sell the majority of our NGLs and natural gas production from Project Pangea to DCP through August 2023. For the year ended December 31, 2017, sales to AMID and DCP accounted for approximately 52% and 47%, respectively, of our total sales. For the year ended December 31, 2016, sales to DCP and JP Energy accounted for approximately 46% and 54%, respectively of our total sales. We believe that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that we can establish such relationships and that those relationships will result in increased purchasers. Although we are exposed to a concentration of credit risk, we believe that all of our purchasers are credit worthy.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil, NGLs and natural gas.

Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update for “Revenue from Contracts with Customers,” which superseded the revenue recognition requirements in “Topic 605, Revenue Recognition,” using the modified retrospective method. Adoption of this standard did not have

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

a significant impact on our consolidated statements of operations or cash flows. We implemented processes to ensure new contracts are reviewed for the appropriate accounting treatment and generate the disclosures required under the new standard. Additional disclosures required under this accounting standards update related to the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers, including disaggregation of revenue, were included above.

In February 2016, FASB issued an accounting standards update for “Leases,” which amends existing guidance to require lessees to recognize liabilities and right-of-use (“ROU”) assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. This new guidance is effective for interim and annual periods beginning after December 15, 2018, and we adopted it using a modified retrospective approach on January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance to retained earnings in the period of adoption.

We currently enter into lease agreements to support our operations. These agreements are for leases on assets such as office space, compressors and well equipment. We have substantially completed our process to implement this standard, and we have designed processes and internal controls necessary for adoption of this standard. We have made policy elections to (i) not capitalize short-term leases for all asset classes, (ii) to not separate non-lease components from lease components for all of our current asset classes, (iii) apply the package of practical expedients that allows us to not reassess: whether any expired or existing contracts contain leases, lease classification for any expired or existing leases and initial direct costs for existing leases, (iv) apply the land easement practical expedient to not evaluate land easements that existed or expired prior to adoption and (v) apply the practical expedient to apply hindsight in estimating lease term and impairment.

The impact of applying this standard is not expected to significantly impact our results of operations or cash flows. As of January 1, 2019, we expect to recognize ROU assets and liabilities of approximately $15 million from operating leases on our consolidated balance sheet. We expect an increase in our working capital deficit due to the adoption of this standard as the entire ROU asset balance will be presented as a non-current asset, and a portion of the lease liability will be presented as a current liability. Under the terms of our revolving credit facility, the current liability related to operating leases will not be considered in our modified current ratio financial covenant calculation.

In March 2016, FASB issued an accounting standards update for “Compensation — Stock Compensation,” which amends existing guidance related to the accounting for forfeitures, employer tax withholding on share-based compensation and financial statement presentation of excess tax benefits or deficiencies.  This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We applied this standard using a modified retrospective approach. We have elected to (i) recognize forfeitures of share-based compensation as they occur, (ii) permit tax withholdings in excess of the minimum statutory requirements and (iii) recognize previously un-recognized excess tax benefits related to share-based compensation in the current year.  As a result, we have recognized an increase in accumulated earnings in 2016 of $1.7 million related to the change in accounting principal as of January 1, 2016.  Adoption of this guidance did not impact our consolidated statements of operations or cash flows.

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

In August 2017, FASB issued an accounting standards update for “Derivatives and Hedging,” which amends existing guidance related to the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness, and presenting all items that affect earnings in the same income statement line item as the hedged item. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We have elected to early adopt this standard in the first quarter of 2018. Adoption of this standard did not impact our consolidated statements of operations or cash flows. Although we have not historically designated our derivative contracts as

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cash-flow hedges, we designated CMA Roll swap derivative contracts entered in April 2018 as cash-flow hedges. See Note 6 for additional information related to the derivative contracts designated as cash-flow hedges.

2.	Equity Exchange Transactions

Debt exchange

On November 2, 2016, we entered into an exchange agreement with Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”), the largest holder of our 7% Senior Notes due 2021 (the “Senior Notes”), to exchange $130,552,000 principal amount of our Senior Notes for 39,165,600 newly issued shares of common stock, par value $0.01 per share (the “Initial Exchange”). On January 26, 2017, our stockholders approved the 2017 Exchange Transactions (defined below) and an increase in our authorized common stock from 90 million shares to 180 million shares.  We closed the Initial Exchange on January 27, 2017, and paid $1.1 million of accrued interest on the Senior Notes held by Wilks. In connection with the Initial Exchange, a second supplemental indenture became effective, which removed certain covenants and events of default from the indenture governing our Senior Notes and eliminated certain restrictive covenants discussed in Note 3.

On March 22, 2017, we exchanged an additional $14,528,000 principal amount of outstanding Senior Notes for 4,009,728 shares of our common stock (the “Follow-On Exchange”).

The Initial Exchange and the Follow-On Exchange (together, the “2017 Exchange Transactions”) reduced the principal amount of outstanding Senior Notes by $145.1 million and reduced interest payments by $44.3 million over the remaining term of the Senior Notes.  The 2017 Exchange Transactions were accounted for as a debt extinguishment. A gain of $5.1 million was recognized on the 2017 Exchange Transactions for the difference between the fair market value of the shares issued, a Level 1 fair value measurement, and the net carrying value of the Senior Notes exchanged. We incurred equity issuance costs of $2.8 million related to the 2017 Exchange Transactions, which were recorded as a reduction to additional paid-in capital.

The 2017 Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the usage of our pre-change net operating losses (“NOLs”) in the future. Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

Acquisition

On November 1, 2017, we entered into a definitive agreement to acquire producing properties directly adjacent to our acreage in the Permian Basin (the “Bolt-On Acquisition”). The Bolt-On Acquisition closed on November 20, 2017, and we issued 7,573,403 newly issued shares of common stock, par value $0.01 per share, with an effective date of September 1, 2017. The purchase price is subject to customary post-closing adjustments. The purchase price was finalized in April 2018, and we received 142,362 of the previously issued shares of our common stock, which were retired, pursuant to adjustments under the Purchase Agreement. The Bolt-On Acquisition was accounted for using the acquisition method under ASC Topic 805, “Business Combinations,” which requires the acquired assets and liabilities to be recorded at fair values as of the acquisition date. In connection with the Bolt-On Acquisition, we incurred $0.1 million of acquisition-related costs which were expensed as incurred and are included in general and administrative expenses on our consolidated statements of operations.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed as a result of the Bolt-On Acquisition (in thousands):

Accounts receivable	$562
Proved leasehold costs	13,967
Lease and well equipment	3,492
Total assets acquired	18,021
Accounts payable	(199)
Oil, NGLs and gas sales payable	(237)
Accrued liabilities	(21)
Asset retirement obligations	(71)
Total liabilities assumed	(528)
Estimated fair value of net assets acquired	$17,493

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

3.	Long-Term Debt

The following table provides a summary of our long-term debt at December 31, 2018, and December 31, 2017 (in thousands).

	December 31, 2018	December 31, 2017
Senior secured credit facility:
Outstanding borrowings	$301,500	$291,000
Debt issuance costs	(993)	(1,725)
Senior secured credit facility, net	300,507	289,275
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(754)	(1,055)
Senior notes, net	84,486	84,185
Total long-term debt	$384,993	$373,460

Senior Secured Credit Facility

At December 31, 2018, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020. The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves. We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

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

We had $301.5 million of outstanding borrowings under the Credit Facility at December 31, 2018, compared to $291 million of outstanding borrowings under the Credit Facility at December 31, 2017. The weighted average interest rate applicable to borrowings under the Credit Facility in 2018 was 6%. We had outstanding unused letters

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of credit under our Credit Facility totaling $0.3 million at December 31, 2018 and 2017, which reduce amounts available for borrowing under the Credit Facility.

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

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 1.75 to 1.0 through December 31, 2018, a ratio of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At December 31, 2018, our consolidated interest coverage ratio was 2.5 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability. At December 31, 2018, our consolidated modified current ratio was 1.6 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt. Our leverage ratio is currently above the level that will be required as of March 31, 2019. At December 31, 2018, our leverage ratio was 6.6 to 1.0.

Failure to comply with any of the financial covenants under the Credit Facility would represent an event of default. In the case of an event of default, the lenders (i) would not be required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be due

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements.

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

Senior Notes

At December 31, 2018, and 2017, $85.2 million principal amount of 7% Senior Notes due 2021 (the “Senior Notes”) was outstanding. Annual interest on the Senior Notes is payable semi-annually on June 15 and December 15. On December 15, 2018, we made a semi-annual interest payment of $3 million.

During the year ended December 31, 2017, we completed the 2017 Exchange Transactions which reduced the outstanding principal balance of our Senior Notes by $145.1 million and reduced future interest payments by $44.3 million over the remaining term of the Senior Notes.

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

At December 31, 2018, we were in compliance with all of our covenants, and there were no existing defaults or events of default, under our debt instruments.

4.	Share-Based Compensation

In June 2018, our board of directors and stockholders approved the Long Term Incentive Plan (the “2018 Plan”). Under the 2018 Plan, we may grant restricted stock, stock options, stock appreciation rights, restricted stock units, performance awards, unrestricted stock awards and other incentive awards. The maximum number of shares of common stock available for the grant of awards under the 2018 Plan is 6,950,000. Awards of any stock options are to be priced at not less than the fair market value at the date of the grant. We use (i) the closing stock price on the date of grant for the fair value of restricted stock awards, including performance-based awards, (ii) the Monte Carlo simulation method for the fair value of market-based awards, (iii) the fair market value of our common stock on the valuation date for cash-settled performance awards and (iv) the Black-Scholes option price model to measure the fair value of stock options. The vesting period of any stock award is to be determined by the board or an authorized committee at the time of the grant.

Share-based compensation expense amounted to $3 million, $4.7 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Such amounts represent the estimated fair value of stock awards for which the requisite service period elapsed during those periods. Share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, included $384,000, $449,000 and $214,000, respectively, related to grants to non-employee directors.

Stock Options

There were no stock option grants during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2017, 38,525 options expired, and no options were outstanding as of December 31, 2018, and 2017. There were no options exercised during the years ended December 31, 2018, 2017 and 2016.

Nonvested Shares

Share grants totaling 1,348,488 shares, 2,343,522 shares and 1,318,229 shares with an approximate aggregate fair market value of $2.6 million, $5.6 million and $2.5 million, based on the closing price of our common stock on the date of grant, were granted to employees and non-employee directors during the years ended December 31,

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2018, 2017 and 2016, respectively. Included in the share grants for 2018, 2017 and 2016, are 387,295 shares, 1,492,652 shares and 550,272 shares, respectively, awarded to our executive officers. The aggregate fair market value of these shares on the grant date was $0.8 million, $3.6 million and $0.3 million, respectively, to be expensed over a service period of approximately three years, subject to certain performance restrictions. The share grants for executive officers noted above does not include the cash-settled performance awards, which are discussed in more detail below.

A summary of the status of nonvested shares for the years ended December 31, 2018, 2017 and 2016, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2016	1,735,256	$8.60
Granted	1,318,229	1.90
Vested	(992,461)	7.03
Canceled	(107,960)	17.33
Nonvested at December 31, 2016	1,953,064	$4.39
Granted	2,343,522	2.39
Vested	(902,197)	6.73
Canceled	(89,728)	5.17
Nonvested at December 31, 2017	3,304,661	$2.21
Granted	1,348,488	1.91
Vested	(1,555,454)	2.84
Canceled	(242,023)	4.09
Nonvested at December 31, 2018	2,855,672	$1.75

As of December 31, 2018, unrecognized compensation expense related to the nonvested shares amounted to $3.1 million, which will be recognized over a remaining service period of two years.

Cash-settled performance awards

In 2018 and 2016, in addition to the share grants discussed above, we awarded cash-settled performance awards, subject to certain performance conditions, of 774,590 and 1,100,542 to our executive officers, respectively. The fair market value of these cash-settled performance awards on the grant date was $2.4 million and $1 million, respectively. During the years ended December 31, 2018, and 2017, 625,045 and 366,847 cash-settled performance awards vested. As of December 31, 2018, we had 883,240 unvested cash-settled performance awards, subject to certain performance conditions outstanding. As of December 31, 2018, the aggregate fair market value of the outstanding cash-settled performance awards was approximately $1 million, to be expensed over a remaining service period of approximately 1.3 years, subject to performance conditions.

The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured, based on the fair market value of our common stock of the vested portion of the award, at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, we recognized $0.2 million, $0.8 million and $1.3 million in expense related to the cash-settled performance awards, respectively. As of December 31, 2018, we recorded a current liability of $1.2 million and a non-current liability of $0.1 million on our consolidated balance sheet related to these awards. During the year ended December 31, 2018, we paid $1 million related to vested cash-settled performance awards.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Employee Benefit Plan

The Company has a defined contribution employee benefit plan covering substantially all of its employees. We make a matching contribution equal to 100% of each pre-tax dollar contributed by the participant on the first 3% of eligible compensation and 50% on the next 2% of eligible compensation. The Company made contributions to the plan of approximately $335,000, $333,000 and $338,000 during the years ended December 31, 2018, 2017 and 2016, respectively.

5.	Income Taxes

Our provision for income taxes comprised the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(66)	$(66)	$—
State	—	—	—
Total current provision for income taxes	$(66)	$(66)	$—
Deferred:
Federal	$(4,747)	$75,341	$(24,957)
State	466	1,146	539
Total deferred provision for income taxes	$(4,281)	$76,487	$(24,418)

Total income tax expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income (in thousands):

	Years Ended December 31,
	2018	2017	2016
Statutory tax at 21%, 35% and 35%, respectively	$(5,094)	$(12,578)	$(26,831)
State taxes, net of federal impact	466	528	578
Share-based compensation tax shortfall	264	1,279	1,826
Nondeductible compensation	11	—	—
Permanent differences	6	11	11
Other differences	—	30	(2)
Change in federal tax rate	—	(51,939)	—
Write-off of deferred tax assets	—	139,090	—
Total	$(4,347)	$76,421	$(24,418)

The 2017 Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change net operating losses (“NOLs”). Accordingly, we reduced our NOL deferred tax assets by $139.1 million.

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

In 2018, 2017 and 2016, the Company recorded a tax shortfall related to share-based compensation of $0.3 million, $1.3 million and $1.8 million, respectively. This shortfall is for grants in which the realized tax deduction was less than the expense booked for these grants due to a decline in share price from the time of grant.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2016, we early adopted accounting standards update for “Compensation — Stock Compensation.” As a result, we recognized an increase in accumulated earnings and our NOLs in 2016 of $1.7 million related to the change in accounting principal as of January 1, 2016.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax basis of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a long-term liability of $77.8 million and $82.1 million at December 31, 2018 and 2017, respectively.

Significant components of net deferred tax assets and liabilities are (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$58,900	$39,991
Derivative liabilities	—	471
Interest expense	2,747	—
Other	144	533
Total deferred tax assets	61,791	40,995
Deferred tax liabilities:
Difference in depreciation, depletion and capitalization methods — oil and gas properties	(137,868)	(122,335)
Derivative assets	(1,284)	(302)
Total deferred tax liabilities	(139,152)	(122,637)
Valuation allowance	(460)	(460)
Net deferred tax liability	$(77,821)	$(82,102)

The 2017 Exchange Transactions triggered a cumulative change in ownership of our common stock by more than 50% under Section 382 of the Internal Revenue Code as of March 22, 2017. This established an annual limitation on the future use of our pre-change NOLs. Accordingly, we reduced our NOL deferred tax assets by $139.1 million in the year ended December 31, 2017. At December 31, 2018, we had federal NOLs of $191.2 million, after the reduction under Section 382 limitation, that expire between 2030 and 2037, and federal NOLs of $89.3 million that do not expire. As of December 31, 2018, we have a valuation allowance of $0.5 million on our deferred tax assets.

6.	Derivative Instruments and Fair Value Measurements

At December 31, 2018, we had the following commodity derivatives positions outstanding:

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 2019 — December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C2 - Ethane)
January 2019 — March 2019	Swap	900 Bbls/day	$14.123/Bbl
NGLs (C3 - Propane)
January 2019 — March 2019	Swap	600 Bbls/day	$35.165/Bbl
January 2019 — June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (NC4 - Butane)
January 2019 — March 2019	Swap	200 Bbls/day	$38.63/Bbl
NGLs (C5 - Pentane)
January 2019 — December 2019	Swap	100 Bbls/day	$65.10/Bbl
January 2019 — December 2019	Swap	100 Bbls/day	$65.31/Bbl

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following summarizes the fair value of our open commodity derivatives as of December 31, 2018 and 2017 (in thousands):

	Balance Sheet Location	Fair Value
		December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$5,946	$1,398
Commodity derivatives	Derivative liabilities	$—	(2,181)

The following summarizes the cash settlements and change in the fair value of our commodity derivatives (in thousands):

	Year Ended December 31,
	2018	2017	2016
Derivatives not designated as hedging instruments
Net cash (payment) receipt on derivative settlements	$(7,050)	$(4,359)	$6,132
Non-cash fair value gain (loss) on derivatives	6,729	4,097	(11,616)
Commodity derivative loss	$(321)	$(262)	$(5,484)

Derivatives designated as cash flow hedges
Oil, NGLs and gas sales	$79	$—	$—

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2018 (in thousands).

	Pre-Tax	Tax Effect	Net of Tax
Balance at December 31, 2017	$—	$—	$—
Other comprehensive income before reclassifications	79	(17)	62
Amounts reclassified from AOCI	(79)	17	(62)
Net other comprehensive income	—	—	—
Balance at December 31, 2018	$—	$—	$—

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “commodity derivative loss”.

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. As of December 31, 2018, we had no outstanding derivative instruments designated as cash-flow hedges.

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At December 31, 2018, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2. At December 31, 2018, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The fair value of oil and gas properties acquired in the Bolt-on Acquisition represents a Level 3 measurement. At December 31, 2018, we had no recurring Level 3 measurements.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	December 31, 2018
	Carrying Amount	Fair Value
Senior Notes, net	$84,486	$81,773

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

7.	Commitments and Contingencies

At December 31, 2018, we had outstanding employment agreements with all four of our executive officers that contained automatic renewal provisions providing that such agreements may be automatically renewed for successive terms of one year unless the employment is terminated at the end of the term by written notice given to the employee not less than 60 days prior to the end of such term. Our maximum commitment under the employment agreements, which would apply if the employees covered by these agreements were each terminated without cause, resigned for good reason, or received a notice of non-renewal was approximately $6.5 million at December 31, 2018. This estimate assumes the maximum potential bonus for 2018 is earned by each executive officer during 2018.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In 2016, we recorded a contractual settlement of $1.4 million, which is recorded in other income on our consolidated statements of operations.

We lease our office space in Fort Worth, Texas, under a non-cancelable agreement that expires on September 30, 2021. We also have non-cancelable operating lease commitments related to office equipment that expire by 2022. The following is a schedule by years of future minimum rental payments required under our operating lease arrangements as of December 31, 2018 (in thousands):

2019	$899
2020	914
2021	708
2022	4
2023	—
Total	$2,525

Rent expense under our lease arrangements amounted to $942,000, $748,000 and $1,025,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

8.	Related Party Transactions

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market subsequent to the Exchange Transactions. The Company believes that Wilks held approximately $60 million aggregate principal amount of our outstanding Senior Notes as of December 31, 2018. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. As of December 31, 2018, we recorded a current liability $0.1 million of accrued interest attributable to the Senior Notes held by Wilks. On April 12, 2018, Wilks disclosed on Schedule 13D/A that they intend to engage in discussions with the Company regarding their investment in the Company, including the possible acquisition of additional shares of common stock through the exchange of the Senior Notes currently held by Wilks. In connection with these discussions the Company has incurred $0.1 million of legal fees on behalf of Wilks.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services for the Company. There is no required minimum or maximum number of wells committed, and we may use ProFrac on a well-by-well basis throughout 2019. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership interest in ProFrac. During the year ended December 31, 2018, we incurred capital expenditures of $8.1 million for hydraulic fracturing services with ProFrac, which is included in additions to oil and gas properties on our consolidated statements of cash flows. As of December 31, 2018, there is no recorded liability due to ProFrac.

9.	Oil and Gas Producing Activities

Set forth below is certain information regarding the costs incurred for oil and gas property acquisition, development and exploration activities (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Property acquisition costs:
Unproved properties	$406	$231	$17
Proved properties(1)	—	17,331	—
Exploration costs	420	3,657	3,923
Development costs(2)	45,929	43,202	15,884
Total costs incurred	$46,755	$64,421	$19,824

(1)

For the year ended December 31, 2017, acquisition costs of proved properties included the fair value of assets acquired in the Bolt-On Acquisition. See Note 2 for additional disclosures related to the Bolt-On Acquisition.

(2)	For the years ended December 31, 2018, 2017 and 2016, development costs included $19,000, $39,000 and $36,000, respectively, in non-cash asset retirement obligations.

Set forth below is certain information regarding the results of operations for oil and gas producing activities (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$114,035	$105,349	$90,302
Production costs	(30,052)	(26,546)	(27,467)
Exploration expense	(420)	(3,657)	(3,923)
Depletion	(60,266)	(70,521)	(79,044)
Income tax (expense) benefit	(5,030)	(1,641)	7,144
Results of operations	$18,267	$2,984	$(12,988)

10.	Disclosures About Oil and Gas Producing Activities (unaudited)

Proved Reserves

All of our estimated oil and natural gas reserves are attributable to properties within the United States, primarily in the Permian Basin in West Texas. The estimates of proved reserves and related valuations for the years ended December 31, 2018, 2017 and 2016, were prepared by DeGolyer and MacNaughton, independent petroleum engineers. Each year’s estimate of proved reserves and related valuations were also prepared in accordance with then-current rules and guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the prices used in the reserve estimates for 2018, 2017 and 2016. Commodity prices used for the reserve estimates, adjusted for basis differentials, grade and quality, are as follows:

	2018	2017	2016
Oil (per Bbl)	$65.68	$51.34	$42.69
Natural gas liquids (per Bbl)	$24.12	$18.67	$14.12
Gas (per Mcf)	$3.17	$2.99	$2.47

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

The following table provides a summary of the changes of the total proved reserves for the years ended December 31, 2018, 2017 and 2016, as well as proved developed and proved undeveloped reserves at the beginning and end of each respective year.

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Balance — January 1, 2016	54,496	49,486	375,988	166,646
Extensions and discoveries	6,529	4,564	33,347	16,651
Production(1)	(1,275)	(1,529)	(11,734)	(4,759)
Revisions to previous estimates	(9,719)	(4,887)	(45,324)	(22,161)

Balance — December 31, 2016	50,031	47,634	352,277	156,377
Extensions and discoveries	10,546	9,975	76,710	33,307
Acquisition of minerals in place	710	394	2,808	1,572
Production(1)	(1,107)	(1,486)	(11,148)	(4,452)
Revisions to previous estimates	(10,120)	1,431	20,581	(5,259)

Balance — December 31, 2017	50,060	57,948	441,228	181,545
Extensions and discoveries	14,572	8,819	69,362	34,951
Production(1)	(1,070)	(1,443)	(10,793)	(4,312)
Revisions to previous estimates	(11,104)	(8,788)	(73,359)	(32,117)

Balance — December 31, 2018	52,458	56,536	426,438	180,067

(1)	Production included 1,330 MMcf, 1,319 MMcf and 1,385 MMcf related to field fuel in 2016, 2017 and 2018, respectively.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total Proved Reserves	Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved Developed Reserves:
January 1, 2016	15,667	20,414	154,652	61,856
December 31, 2016	13,466	20,375	150,208	58,875
December 31, 2017	13,853	23,180	176,201	66,399
December 31, 2018	13,406	23,799	178,334	66,928

Proved Undeveloped Reserves:
January 1, 2016	38,829	29,072	221,335	104,790
December 31, 2016	36,565	27,259	202,069	97,502
December 31, 2017	36,207	34,768	265,028	115,146
December 31, 2018	39,051	32,737	248,104	113,139

The following is a discussion of the material changes in our proved reserve quantities for the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31, 2018

Extensions and discoveries for 2018 were 35 MMBoe, primarily attributable to our development project in the Wolfcamp shale oil resource play in the Permian Basin. During 2018, we reclassified 33.1 MMBoe of proved undeveloped reserves to unproved reserves. The reserves reclassified are attributable to horizontal well locations in Project Pangea that are no longer expected to be developed within five years from their initial booking, as required by SEC rules. Revisions included an increase of 0.2 MMBoe resulting from updated well performance and technical parameters, and an increase of 1.9 MMBoe due to higher commodity prices, partially offset by a decrease of 1.4 MMBoe due to an increase in operating expenses and natural gas price differentials. We produced 4.3 MMBoe during 2018. This production included 1,385 MMcf of gas that was produced and used as field fuel (primarily for compressors and artificial lift) before the gas was delivered to a sales point.

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

The following table provides the standardized measure of discounted future net cash flows at December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Future cash flows	$5,412,555	$4,451,665	$3,319,551
Future production costs	(1,426,887)	(1,279,777)	(1,054,211)
Future development costs	(1,059,064)	(982,284)	(829,926)
Future income tax expense	(478,247)	(323,308)	(132,834)
Future net cash flows	2,448,357	1,866,296	1,302,580
10% annual discount for estimated timing of cash flows	(1,788,327)	(1,405,265)	(1,004,825)
Standardized measure of discounted future net cash flows	$660,030	$461,031	$297,755

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$461,031	$297,755	$460,395
Net change in sales and transfer prices and in production (lifting) costs related to future production	218,911	229,139	(191,841)
Changes in estimated future development costs	(60,409)	(72,439)	17,405
Sales and transfers of oil and gas produced during the period	(83,983)	(78,803)	(62,835)
Net change due to acquisition of minerals in place	—	17,331	—
Net change due to extensions, discoveries and improved recovery	104,860	49,377	13,988
Net change due to revisions in quantity estimates	(39,091)	(3,817)	(25,236)
Previously estimated development costs incurred during the period	45,929	43,202	15,884
Accretion of discount	51,898	30,789	46,040
Other	2,717	(1,677)	(9,500)
Net change in income taxes	(41,833)	(49,826)	33,455
Standardized Measure of discounted future net cash flows	$660,030	$461,031	$297,755

11.	Supplementary Data

Selected Quarterly Financial Data (unaudited), (dollars in thousands, except per-share amounts):

	2018 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$22,375	$32,562	$30,326	$28,772
Net operating expenses	(24,254)	(28,018)	(30,539)	(30,015)
Interest expense, net	(6,595)	(6,452)	(6,184)	(5,886)
Commodity derivative gain (loss)	9,747	(3,256)	(4,884)	(1,928)
Other income (expense)	1	(18)	(13)	1
Loss before income tax benefit	1,274	(5,182)	(11,294)	(9,056)
Income tax (benefit) provision	406	(921)	(2,222)	(1,610)
Net income (loss)	$868	$(4,261)	$(9,072)	$(7,446)
Basic net earnings (loss) applicable to common stockholders per common share	$0.01	$(0.05)	$(0.10)	$(0.08)
Diluted net earnings (loss) applicable to common stockholders per common share	$0.01	$(0.05)	$(0.10)	$(0.08)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2017 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$28,417	$25,608	$24,969	$26,355
Net operating expenses	(29,365)	(29,543)	(34,689)	(31,460)
Interest expense, net	(5,370)	(5,304)	(4,916)	(5,463)
Gain on debt extinguishment	—	—	—	5,053
Commodity derivative (loss) gain	(1,377)	(3,560)	1,231	3,444
Other income (expense)	—	29	—	3
Loss before income tax (benefit) provision	(7,695)	(12,770)	(13,405)	(2,068)
Income tax (benefit) provision	(53,512)	(4,258)	(4,509)	138,700
Net income (loss)	$45,817	$(8,512)	$(8,896)	$(140,768)
Basic net earnings (loss) applicable to common stockholders per common share	$0.51	$(0.10)	$(0.10)	$(2.00)
Diluted net earnings (loss) applicable to common stockholders per common share	$0.51	$(0.10)	$(0.10)	$(2.00)

	2016 Quarters Ended
	December 31	September 30	June 30	March 31
Net revenues	$26,505	$23,749	$22,433	$17,615
Net operating expenses	(33,564)	(32,201)	(34,534)	(34,869)
Interest expense, net	(7,086)	(7,067)	(6,808)	(6,298)
Write-off of debt issuance costs	—	—	(563)	—
Commodity derivative (loss) gain	(2,901)	1,541	(6,667)	2,543
Other income (expense)	—	(10)	1,417	104
Loss before income tax benefit	(17,046)	(13,988)	(24,722)	(20,905)
Income tax benefit	(3,571)	(4,915)	(8,687)	(7,245)
Net loss	$(13,475)	$(9,073)	$(16,035)	$(13,660)
Basic net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)
Diluted net loss applicable to common stockholders per common share	$(0.32)	$(0.22)	$(0.39)	$(0.33)