Form 10-K/A
period 2018-12-31
Approach Resources Inc
filed 2019-04-29
CIK 1405073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to__________

Commission File Number: 001-33801

APPROACH RESOURCES INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0424817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Ridgmar Centre 6500 West Freeway, Suite 800 Fort Worth, Texas	76116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 989-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered on which registered
Common stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was $108.5 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of April 23, 2019 was 93,699,349.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Report”), filed with the U.S. Securities and Exchange Commission (the “Commission”) on March 18, 2019 (the “Original Filing Date”). The sole purpose of this Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Report are hereby amended and restated in their entirety. This Amendment does not amend, modify, or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Unless expressly indicated or the context requires otherwise, the terms “Company,” “we,” “us” and “our” in this document refer to Approach Resources Inc., a Delaware corporation.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The principal occupation and other information about our directors is set forth below.

Name(1)	Age	Director Since	Term Expires	Class
James C. Crain	70	2007	2021	Class II
Alan D. Bell	73	2010	2020	Class I
Vean J. Gregg III	51	2014	2019	Class III
Matthew R. Kahn	59	2017	2019	Class III
Matthew D. Wilks	36	2017	2021	Class II
Morgan D. Neff	39	2017	2020	Class I

(1)J. Ross Craft, P.E., served as a director until his resignation on April 8, 2019.

James C. Crain joined us as a director in June 2007 and is Chairman of our board of directors (the “Board”), Chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee. Mr. Crain has been in the energy industry for more than 40 years, both as an attorney and as an executive officer. Until his retirement in July 2013, Mr. Crain was an officer of Marsh Operating Company, an investments management company focusing on energy investing, including his last position as President, which he held since 1989. Before joining Marsh in 1984, Mr. Crain was a partner in the law firm of Jenkens & Gilchrist, where he headed the firm’s energy section. Mr. Crain currently serves as an advisor to Marsh Operating Company in connection with certain of its energy investments. In addition, Mr. Crain serves as a consultant for Yorktown Partners, LLC, an energy-oriented private equity fund, where he advises certain portfolio companies in connection with their business activities. Mr. Crain is a director of EnLink Midstream, LLC, a midstream services provider and the successor company following the combination of Crosstex Energy, Inc. and Crosstex Energy GP, LLC with substantially all of the midstream assets of Devon Energy Corporation in March 2014. During the past five years, Mr. Crain has also been a director of Crosstex Energy, Inc., a midstream natural gas company, GeoMet, Inc., a natural gas exploration and production company and Armstrong Energy, Inc., a coal producer operating in the Illinois Basin. Mr. Crain holds a B.B.A., M.P.A. and J.D. from the University of Texas at Austin.

Alan D. Bell was appointed to our Board in August 2010 and is Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Bell’s prior experience includes 33 years in various capacities at Ernst & Young LLP from 1973 until his retirement in 2006, when he was Director of Ernst & Young’s Energy Practice in the southwest United States. Before joining Ernst & Young, Mr. Bell was a production engineer with Chevron Oil Company in the Gulf of Mexico. Mr. Bell has been a director and Chairman of the Audit Committee of Jones Energy, Inc., a public oil and gas company, since July 2013. In 2009, Mr. Bell served as the Chief Restructuring Officer of Energy Partners Ltd., a New Orleans-based exploration and development company that emerged from Chapter 11 in September 2009. Mr. Bell also serves on the Board of Directors of the North Texas chapter of the NACD and is a NACD Board Leadership Fellow. Mr. Bell earned a degree in Petroleum Engineering from the Colorado School of Mines and an M.B.A. from Tulane University. He is a current member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and is a licensed Certified Public Accountant in Texas. Mr. Bell is also a member of the Institute of Certified Management Accountants, Association of Certified Fraud Examiners and the Society of Petroleum Engineers. Mr. Bell is also an Eagle Scout.

Vean J. Gregg III was appointed to our Board in January 2014 and is Chairman of our Compensation Committee and a member of our Nominating and Corporate Governance Committee. In November 2014, Mr. Gregg was appointed Lead Independent Director. Mr. Gregg currently serves as Managing Partner of Local Capital Partners, a private investments company that partners with and invests in middle-market businesses. From January 1996 to January 2014, Mr. Gregg was in oil and gas investment banking with J.P. Morgan Securities LLC, most recently as Managing Director and Group Head, North American Oil and Gas Investment Banking. In this capacity, Mr. Gregg managed oil and gas investment banking in North America and was part of the global leadership team responsible for steering business strategy and personnel in Asia, Australia, Europe and Latin America. Mr. Gregg also has prior international work experience in strategic planning with Bellezza Club International, a manufacturing and merchandise trading company in Tokyo, Japan. Mr. Gregg holds a M.I.M. from Thunderbird – The American Graduate School of International Management and a B.B.A. from the University of Texas at Austin.

Matthew R. Kahn joined us as a director in January 2017, and is a member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Kahn has approximately 21 years of experience in private equity, structured lending and credit investing, and four years of operating experience as a senior financial executive of two public companies. Since July 2012, Mr. Kahn has served as Special Advisor and Consultant for MRSAKAHN LLC, through which Mr. Kahn has advised various parties in a number of corporate acquisition and restructuring transactions. During the past five years, Mr. Kahn served as a member of the board of directors of Hovensa LLC, a refining and terminal services company. From 1995 to June 2012, Mr. Kahn was Principal and Managing Director of GB Merchant Partners, LLC, a division of Gordon Brothers, an advisory, lending and investment firm, where he led various private equity acquisitions and structured lending transactions. From 1997 to 2006, in connection with his service with Gordon Brothers, Mr. Kahn was Chairman of the Board of Party America and oversaw its growth and sale to Party City. From 1994 to 1995, Mr. Kahn was Chief Financial Officer of Jos. A. Bank Clothiers, Inc. From 1992 to 1994, Mr. Kahn was Senior Financial Officer of Nature Food Centres, Inc. Prior to that, Mr. Kahn served as Vice President, Principal Investments, of Trump Group, Associate, Mergers & Acquisitions, Citicorp Investment Banking and Staff Accountant, Audit Division, of Arthur Anderson. Mr. Kahn holds a Master of Business Administration from University of Virginia Darden School of Business and a Bachelor of Science in Business Administration, magna cum laude, from Georgetown University.

Morgan D. Neff joined us as a director in January 2017. Mr. Neff is the Chief Investment Officer for Wilks Brothers, LLC, which has made and holds significant public and private market investments across multiple sectors and in various parts of the capital structure. In his capacity as Chief Investment Officer of Wilks Brothers, LLC, Mr. Neff and his team oversee and manage the investment arm of the Wilks Family Office located in Cisco, Texas. From September 2003 to August 2015, Mr. Neff served in various roles, including most recently as Vice President and Senior Portfolio Manager, at SMH Capital Advisors, a registered investment advisor that serves both individual and institutional investors. During his 12 years at SMH Capital Advisors, Mr. Neff and his team managed nearly $1.9 billion in assets at the firm’s peak. Mr. Neff currently serves as a director and audit committee member of Gibson Guitar, a privately held company.  Mr. Neff holds a B.B.A. from the University of Texas in Arlington.

Matthew D. Wilks joined us as a director in January 2017. Since December 2017, Mr. Wilks has served as Chief Financial Officer of Profrac Services, LLC, an oilfield services company specializing in hydraulic fracturing of oil and gas wells. From January 2012 to December, 2017, Mr. Wilks served as an officer and Portfolio Manager of Wilks Brothers, LLC, a family office which has made and holds significant public and private market investments across multiple sectors including real estate, energy lifecycle and E&P. In his capacity as an officer and Portfolio Manager of Wilks Brothers, LLC, Mr. Wilks and his team oversaw and managed the investment arm of the Wilks Family Office located in Cisco, Texas. Prior to 2012, Mr. Wilks held several senior positions in finance and operations including Vice President of Logistics at FTS International, Inc. (formerly Frac Tech International, LLC), a leading provider of oil and natural gas well stimulation services with expertise in high-pressure hydraulic fracturing, Vice President of Vertex Solutions, a wholly owned subsidiary of Frac Tech Holdings, and multiple positions at Wilks Masonry, including Executive Vice President.

The Board believes that each director has valuable individual skills and experiences that, taken together, provide the Company with the knowledge, judgment and strategic vision necessary to provide effective oversight of the Company. The biographies above reflect the particular experience, qualifications, attributes and skills that led the Board to conclude that each director should serve on the Board, including:

Director	Qualifications and Experience
Mr. Bell, Mr. Crain and Mr. Wilks	•Experience in executive management and operations in exploration and production (“E&P”) and oilfield service companies.
Mr. Bell, Mr. Crain, Mr. Gregg, Mr. Neff, Mr. Kahn and Mr. Wilks	•Deep history and knowledge of asset acquisitions, divestitures and evaluations in the E&P and broader energy sector; and expertise in public and private capital markets

Director	Qualifications and Experience
Mr. Bell and Mr. Crain	•Oversight of E&P, midstream, oilfield services and other energy companies through other public boards of directors
Mr. Bell, Mr. Crain, Mr. Gregg, Mr. Kahn, Mr. Neff and Mr. Wilks	•Board independence
Mr. Bell, Mr. Crain and Mr. Kahn	•An advanced degree or license in public accounting
Mr. Crain	•An advanced degree in law or the practice of oil and gas law
Mr. Bell, Mr. Gregg and Mr. Kahn	•An advanced degree in business management

Stockholders Agreement

On January 27, 2017, we announced the successful closing of a previously announced exchange transaction (the “Exchange Transaction”) with Wilks Brothers, LLC and SDW Investments, LLC (collectively, “Wilks”), entities beneficially owned by the Wilks Family Office, to exchange $130,552,000 principal amount of the Company’s 7.00% senior notes due 2021 (“Senior Notes”), for 39,165,600 new shares of common stock. Following the closing of the Exchange Transaction, Wilks became our largest stockholder.

In connection with the Exchange Transaction, we also entered into a Stockholders Agreement with Wilks (the “Stockholders Agreement”). In accordance with the Stockholders Agreement, we appointed three Wilks’ designees to our Board of Directors: Matthew R. Kahn, Morgan D. Neff and Matthew D. Wilks. Mr. Kahn was also appointed to serve on our Audit, Compensation and Nominating and Corporate Governance Committee. The Stockholders Agreement also provides that, until certain market capitalization levels are reached or the Stockholders Agreement expires, Wilks will vote their shares in proportion with the non-Wilks stockholders on typical annual meeting matters (including the election of directors).

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers as of April 23, 2019.

Name	Age	Position
Sergei Krylov	41	Chief Executive Officer and Chief Financial Officer
J. Curtis Henderson(1)	56	Chief Administrative Officer
Troy A. Hoefer	54	Senior Vice President—Engineering
Joshua E. Dazey	39	Vice President, General Counsel and Corporate Secretary

(1)

Mr. Henderson resigned as the Corporate Secretary and all other positions with the Company, except for Chief Administrative Officer on and effective as of April 8, 2019. Mr. Henderson will continue to provide services to the Company as its Chief Administrative Officer pursuant to the terms of a Separation Agreement between Mr. Henderson and the Company for a period no longer than six months following April 16, 2019.

Sergei Krylov was appointed to serve as our Chief Executive Officer in April 2019, in addition to his role as Chief Financial Officer. Mr. Krylov joined us in January 2014 as Executive Vice President and Chief Financial Officer. From 2000 to 2013, Mr. Krylov worked at J.P. Morgan Securities LLC in the Energy Investment Banking group, where he most recently served as Managing Director. While at J.P. Morgan, Mr. Krylov advised clients on strategic planning, mergers and acquisitions, and capital markets transactions. Mr. Krylov holds a B.B.A. in Finance, summa cum laude, from Pace University.

J. Curtis Henderson joined us in February 2007 as Executive Vice President, General Counsel and Corporate Secretary. In December 2013, Mr. Henderson was named Chief Administrative Officer and Corporate Secretary and in April 2019, resigned as Corporate Secretary and all other positions with the Company except for Chief Administrative Officer. From 2005 to 2007, Mr. Henderson served as President and Chief Executive Officer of Coterie Capital Partners, Ltd., a private equity partnership in Dallas, Texas. From 1996 to 2005, Mr. Henderson served as General Counsel of Nucentrix Broadband Networks, Inc., a public, broadband wireless telecommunications company based in Dallas. Mr. Henderson began his career as a lawyer in the corporate and securities section of Locke Lord (formerly Locke Purnell Rain Harrell). Mr. Henderson has over 25 years of experience in public and private securities, mergers and acquisitions, corporate finance and regulatory affairs. Mr. Henderson holds a B.A. in Political Science from Austin College and a J.D. from Washington and Lee University School of Law, where he served as Articles Editor of the Washington and Lee Law Review. Mr. Henderson is the brother-in-law of Mr. Craft, our former Chairman and Chief Executive Officer.

Troy A. Hoefer joined us in June 2013 as Vice President – Reservoir Engineering.  Mr. Hoefer was named Senior Vice President – Engineering in October 2015. Mr. Hoefer has more than 25 years of operating and management experience in the oil and gas industry.  For the 16 years prior to joining the Company, Mr. Hoefer held increasingly responsible reservoir and operating engineering positions at Pioneer Natural Resources Company. Before joining Pioneer, Mr. Hoefer held a variety of engineering and business development roles at Mesa Inc., which merged with Parker and Parsley in 1997 to form Pioneer Natural Resources. Mr. Hoefer holds a B.S. in Petroleum Engineering from the Colorado School of the Mines. Mr. Hoefer is also a 25-year member of the Society of Petroleum Engineers.

Joshua E. Dazey joined us in January 2016 as Vice President, General Counsel and Assistant Secretary.  Mr. Dazey was named Vice President, General Counsel and Corporate Secretary in April 2019. Before joining the Company, Mr. Dazey served as Associate General Counsel, Securities & Finance and Assistant Secretary at Eagle Rock Energy Partners, L.P., an upstream exploration and production master limited partnership, where he served from February 2012 to October 2015. Before joining Eagle Rock, Mr. Dazey worked as an attorney in the corporate department of Baker Botts LLP. Mr. Dazey holds a J.D. from Georgetown University Law Center. Mr. Dazey also holds B.S. and B.A. from Central Washington University.

BOARD STRUCTURE, BOARD MEETINGS AND COMMITTEES

Our Board currently has six directors and three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Our Board is classified into three classes of directors, each serving staggered, three-year terms. As a result, stockholders will elect a portion of our Board each year. The current terms of Class I, Class II and Class III directors expire at the annual meeting of stockholders in 2020, 2021 and 2019, respectively. Our bylaws provide that the Board will consist of at least three but not more than nine directors, and the exact number of directors that make up the Board will be fixed from time to time by resolution of the Board. No decrease in the number of directors may shorten the term of any incumbent director.

The directors currently serving on our Board are: James C. Crain, Alan D. Bell, Vean J. Gregg III, Matthew R. Kahn, Morgan D. Neff and Matthew D. Wilks.

Board Leadership

At this time, our Board has determined that a leadership structure consisting of separate Chairman of the Board and Chief Executive Officer roles, together with a Lead Independent Director, is appropriate for our Company. Currently, Mr. Crain, an independent director, serves as our Chairman of the Board, and Mr. Krylov serves as our Chief Executive Officer. The Board believes that at this time the separation of these positions enhances both the oversight of management by the Board and the Company’s overall leadership structure.

To give a significant voice to our independent, non-management directors, to act as a liaison between the Board members and management and to reinforce effective, independent leadership on the Board, as well as in recognition of his demonstrated leadership skills, the Board has appointed Mr. Gregg as Lead Independent Director. The Lead Independent Director’s responsibilities are set forth in the Company’s Lead Independent Director charter and include, without limitation:

•	Approving all information sent to the Board, including the quality, quantity, appropriateness and timeliness of such information;
•	Approving meeting agendas for the Board;
•	Approving the frequency of Board meetings and Board meeting schedules, and assuring there is sufficient time for discussion of all agenda items;
•	Calling meetings of the independent directors, as applicable;
•	Ensuring that he is available for consultation and direct communication with major stockholders upon request; and
•

Upon delegation of authority from the Nominating and Corporate Governance Committee, overseeing the development, recommendation and implementation of a process for the assessment of the effectiveness of the Board, each committee and the Board members, and administering such assessments as often as determined by the Board.

We believe that the above structure, policies and practices, when combined with the Company’s other governance policies and procedures, provide for appropriate oversight, discussion and evaluation of decisions and direction from the Board, and are in the best interest of our stockholders.

Meetings

During 2018, our Board held fourteen meetings. In addition, the independent directors met regularly in executive session. Each director attended in person or by telephone at least 75% of the total Board meetings and meetings of Board committees of which he was a member in 2018.

The Board’s Role in Risk Oversight

Assessing and managing risk is the responsibility of the management of the Company. However, the Board has an active role, as a whole, and also at the committee level, in overseeing management of the Company’s risks. The Board regularly reviews information regarding the Company’s credit, liquidity and operations, as well as the risks associated with each, and discusses the same with management.

Under its charter, the Audit Committee reviews and discusses with management the Company’s major financial and other risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. In addition, the Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting, tax and legal matters, as well as liquidity risks and guidelines, policies and procedures for monitoring and mitigating risks.

The Audit Committee meets regularly in executive session without the Company’s independent public accounting firm and without management. Members of the Audit Committee routinely observe meetings of the Company’s Disclosure Committee, which meets before the Company files quarterly and annual financial reports with the SEC. In addition, the Audit Committee reviews and discusses with management and the Company’s independent public accounting firm any major issues as to the adequacy of the Company’s internal controls, any special steps adopted in light of material control deficiencies and the adequacy of disclosures about changes in internal control over financial reporting. The Audit Committee also meets with our internal controls, Sarbanes-Oxley compliance and enterprise risk management consultants, and, if applicable, reviews related-party transactions for potential conflicts of interest. Finally, the Audit Committee oversees the reserves estimation process and meets with our CEO, key management and our independent engineering firm to review the processes used to prepare our proved reserves reports.

The Compensation Committee oversees the management of risks associated with executive compensation, and meets regularly in executive session without management. See “Compensation Practices as They Relate to Risk Management” for additional discussion of the Compensation Committee’s oversight of risks relating to executive compensation. The Nominating and Corporate Governance Committee oversees the management of risks associated with corporate governance practices and procedures, including independence of the Board, and makes recommendations to the Board regarding improvements. While each committee is responsible for overseeing the management of certain risks, the entire Board is regularly informed through committee reports about such risks.

Committee Composition and Meetings

The table below describes committee membership and the number of meetings of each of our standing committees in 2018. The function of each of the committees is described in greater detail below.

Each of the committees described below operates under a written charter adopted by our Board. Each of the committee charters is available under the Corporate Governance subsection of the “About” section of our website at www.approachresources.com and is available in printed form upon request by any stockholder. Occasionally, the Board forms special or ad hoc committees to evaluate special items. For example, in April, 2018, the Board formed a special committee, as further discussed in Item 1 “Business – Our Business Strategy” of the Original Report. These committees are not standing committees and do not operate under a charter.

Committee Membership 2018(1)

Name of Director	Audit	Compensation	Nominating and Governance	Board of Directors
Alan D. Bell	Chair	Member	—	Member
James C. Crain	Member	—	Chair	Member
Vean J. Gregg III	—	Chair	Member	Lead Independent Director
Matthew R. Kahn	Member	Member	Member	Member
Morgan D. Neff	—	—	—	Member
Matthew D. Wilks	—	—	—	Member
Number of meetings	6	5	4	14

(1)Mr. Craft served as Chairman of the Board during the 2018 fiscal year.

Audit Committee

We have an audit committee established according to Section 10A-3 of the Exchange Act. Our Audit Committee is currently made up of Alan D. Bell, Chairman, James C. Crain and Matthew R. Kahn. Our Board has determined that all members of the Audit Committee are independent Audit Committee members under SEC and NASDAQ rules and regulations. Additionally, the Board has determined that each member of the Audit Committee has accounting and related financial management expertise necessary to serve on the Audit Committee. The Board has determined that Mr. Bell, Mr. Crain and Mr. Kahn are each “audit committee financial experts” as described in Item 407(d)(5) of Regulation S-K. In addition to regularly scheduled meetings, Audit Committee members communicate with each other concerning audit matters outside of meetings as necessary. As Chairman of the Audit Committee, Mr. Bell regularly reports to the full Board regarding audit matters.

The Audit Committee oversees the annual audit and recommends to our Board the independent public accountants who audit our financial statements. The Audit Committee also approves any other services provided by public accounting firms. The Audit Committee assists our Board in fulfilling the Board’s oversight responsibility to the stockholders, the investment community and others relating to the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent registered public accounting firm’s qualifications and independence. The Audit Committee oversees our system of disclosure controls and procedures and system of internal controls regarding financial, accounting, legal compliance and ethics that management and our Board have established. In doing so, it is the responsibility of the Audit Committee to maintain free and open communication between the Audit Committee, our independent registered public accounting firm and our management. For ease of reference in this Amendment, we may refer to the independent registered public accounting firm as our “accounting firm.”

Principal responsibilities of the Audit Committee under its charter include the following:

•	Appoint, determine funding for and oversee our accounting firm;
•	Preapprove all auditing services, internal control related services and permitted non-audit services (including fees and terms) to be performed for us by our accounting firm;
•	Review and discuss with management and our accounting firm our quarterly and annual financial statements;
•

Review and discuss quarterly reports from our accounting firm on critical accounting policies to be used, any alternative treatments of financial information within U.S. generally accepted accounting principles (“GAAP”) that have been discussed with management and other material written communications between the accounting firm and management;

•	Discuss with management our earnings press releases, including the use of “pro forma” or “adjusted” non-GAAP information, as well as financial information and earnings guidance provided to analysts;
•	Discuss with management our major financial and other risk exposures and the steps management has taken to monitor and control such exposures;
•

Review and discuss with management and our accounting firm our internal controls report and our accounting firm’s attestation of our internal controls before the filing of the Company’s annual report on Form 10-K;

•	Review and evaluate the lead partner of our accounting firm audit team;
•	Establish policies and procedures for the review, approval and ratification of certain related party transactions; and
•

Establish policies and procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters or alleged breaches of our Code of Conduct.

Compensation Committee

The Compensation Committee oversees our executive and director compensation. Our Compensation Committee is currently made up of Vean J. Gregg, Chairman, Alan D. Bell and Matthew R. Kahn. Our Board has determined that all members of the Compensation Committee are independent Compensation Committee members under SEC and NASDAQ rules and regulations.

Principal responsibilities of the Compensation Committee under its charter include the following:

•

Review and approve corporate goals and objectives relating to compensation for our CEO, evaluate the CEO’s performance in light of these goals and objectives and recommend to the Board the CEO’s annual compensation;

•

Review and approve the evaluation process and compensation structure for our executive officers and key employees and, in consultation with the CEO, recommend to the Board the annual compensation for such officers and key employees;

•	Review and administer our incentive compensation and stock-based plans;
•	Review director compensation and recommend to the Board the form and amount of director compensation;
•	Meet with management to review and discuss the Compensation Discussion and Analysis required by the SEC’s rules and regulations; and
•	Engage independent compensation consultants, outside legal counsel and other advisers to assist in the evaluation of executive officers’ compensation.

Role of the Compensation Committee

Our Compensation Committee is responsible for the approval, evaluation and oversight of all of our executive officer, director and stock incentive compensation plans, policies and programs. The Compensation Committee also reviews total annual base salaries and bonuses for non-executive employees as recommended by our CEO. In addition to regularly scheduled meetings, Compensation Committee members communicate with each other concerning compensation matters outside of meetings as necessary. As Chairman of the Compensation Committee, Mr. Gregg regularly reports to the full Board regarding compensation matters.

The Compensation Committee meets outside the presence of our executive officers to consider the appropriate compensation for our CEO. The Compensation Committee analyzes the performance of our CEO and determines his base salary, individual performance portions of our annual STIP program and any grant of LTIP or other equity-based awards. For all other executive officers, the Compensation Committee meets outside the presence of all executive officers, except our CEO. Our CEO annually reviews the performance of each executive officer with the Compensation Committee and makes recommendations to the Compensation Committee on the appropriate base salary, payments to be made under any individual performance portion of our annual STIP program and any grant of LTIP or other equity-based awards. Our CEO has no role in determining his own compensation.

Based on these recommendations from our CEO for non-CEO executive officers and the other considerations discussed in “Compensation Discussion and Analysis” below, the Compensation Committee recommends to the Board the annual compensation package of each of our executive officers, including our CEO. Input or suggestions applicable to group or individual compensation from other executive officers may be solicited by the Compensation Committee.

To the extent permitted by applicable law and regulations, the Compensation Committee may delegate any of its authority to subcommittees of the Compensation Committee, as it deems appropriate.

Role of Compensation Consultant

Since 2011, the Compensation Committee has retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant. Meridian reports directly and exclusively to the Compensation Committee; however, at the Compensation Committee’s direction, Meridian works with management to review or prepare materials for the Committee’s consideration. Meridian attended all five Compensation Committee meetings in 2018. The Compensation Committee did not engage any consultant other than Meridian during 2018 to provide executive or director compensation consulting services. The Compensation Committee’s engagement of Meridian includes the following services:

•

Consult with the Compensation Committee on executive compensation matters to align the Compensation Committee’s actions with stockholder interests, the Company’s business strategy and pay philosophy, prevailing market practices and relevant legal and regulatory requirements;

•

Provide comprehensive, competitive market data for the Compensation Committee to consider in determining executive base salary and short- and long-term incentive awards, including advice regarding the design of the Company’s STIP and LTIP;

•	Review other parts of our compensation and benefits programs, including executive benefits and perquisites, change-in-control protections, severance policies and stock ownership requirements;
•	Provide advice on proposed compensation actions;
•	Assist the Compensation Committee in the design and level of non-employee director compensation;
•	Provide regular updates of changes in executive compensation and governance policies of proxy advisory services and evaluate how the Company’s program compares against those policies;
•	Provide periodic Monte Carlo evaluations for Total Shareholder Return “TSR” stock awards; and
•	Attend and participate in Compensation Committee meetings as the Compensation Committee deems appropriate.

In June 2018, the Compensation Committee considered the independence of Meridian in light of SEC rules and NASDAQ listing standards. The Compensation Committee requested and received a letter from Meridian addressing the consulting firm’s independence, including the following factors:

•	Other services provided to us by Meridian;
•	Fees paid by us as a percentage of Meridian’s total revenue;
•	Policies or procedures maintained by Meridian that are designed to prevent a conflict of interest;
•	Any business or personal relationships between the individual consultants involved in the engagement and members of the Compensation Committee;
•	Any Company stock owned by the individual consultants involved in the engagement; and
•	Any business or personal relationships between our executive officers and Meridian or the individual consultants involved in the engagement.

The Compensation Committee discussed these considerations and concluded that the work of Meridian did not raise any conflict of interest.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently made up of James C. Crain, Chairman, Vean J. Gregg and Matthew R. Kahn. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent under SEC and NASDAQ rules and regulations. In addition to regularly scheduled meetings, Nominating and Corporate Governance Committee members communicate with each other concerning nominating and governance matters outside of meetings as necessary. As Chairman of the Nominating and Corporate Governance Committee, Mr. Crain regularly reports to the full Board regarding nominating and governance matters.

The Nominating and Corporate Governance Committee assists the Board by identifying individuals qualified for election and re-election as Board members and recommends to the Board director nominees for election by the stockholders or appointment by the Board, as the case may be. The Nominating and Corporate Governance Committee also recommends to the Board director nominees for each committee of the Board. The Nominating and Corporate Governance Committee is also responsible for developing and maintaining the Company’s corporate governance policies and acting on specific matters within its delegated authority, as determined by the Board from time to time.

Principal responsibilities of the Nominating and Corporate Governance Committee under its charter include the following:

•	Assess and develop the Company’s corporate governance guidelines, monitor industry developments and governance practices, and make recommendations to the Board regarding improvements;
•	Develop and recommend director qualifications to the Board for its approval;
•	Establish procedures for evaluating the suitability of potential director nominees;
•	Identify and recommend potential director nominees for election by the stockholders or appointment by the Board, as the case may be;
•	Review the suitability for continued service as a director of each Board member as applicable; and
•	Assess the size, composition and leadership of the Board and make recommendations to the Board regarding the same.

For more information on the director nomination process and the policies of the Nominating and Corporate Governance Committee, please see “Corporate Governance—Identifying and Evaluating Nominees for Director.”

CORPORATE GOVERNANCE

We are committed to sound corporate governance principles. Following such principles is essential to running our business efficiently and maintaining our integrity in the marketplace. Our corporate governance documents, including our governance guidelines, are available under the Corporate Governance subsection of the “About” section of our website at www.approachresources.com, and are available in print upon request by any stockholder to our Corporate Secretary, Approach Resources Inc., One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116. The information on our website is not part of this Amendment.

Corporate Governance Policies and Practices

In March 2016, our Board adopted Corporate Governance Guidelines, which can be viewed on our website at “About – Corporate Governance” at www.approachresources.com.

The Corporate Governance Guidelines address the following matters:

•	Director qualification standards;
•	Director responsibilities;
•	Board communications with third parties and confidentiality;
•	Attendance and board memberships;
•	Director access to management and independent advisors;
•	Director compensation;
•	Director orientation and continuing education;
•	Director retirement;
•	Chief executive officer evaluation and management succession;
•	Annual performance evaluation of the board; and
•	Meetings of independent directors.

In addition, the corporate governance matters listed below and discussed in this Amendment summarize the Board’s authority and policies and practices in place to review and evaluate the Company’s business and to make decisions that are independent of the Company’s management:

•	Board structure and meetings, including executive sessions;
•	Board’s role in risk oversight;
•	Qualifications, independence, responsibilities and compensation of directors;
•	Committee functions and independence of committee members;
•	Performance evaluation of our executive officers and directors;
•	Adherence to a Code of Conduct; and
•	Review and approval of related-party transactions.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees. The Code of Conduct is available under the Corporate Governance subsection of the “About” section of our website at www.approachresources.com. Any change to or waiver from our Code of Conduct may be made only by the Board or, in the case of any change or waiver for any of our officers, by our independent directors. All changes and waivers will be disclosed as required by SEC and NASDAQ rules and regulations.

Board Independence

The Board has determined that all members of our Board, including our Chairman of the Board and our Lead Independent Director, are independent under SEC and NASDAQ rules and regulations. The Board has also determined that all of the current members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent under applicable SEC and NASDAQ rules and regulations. In making these determinations, the Board undertook a review of applicable matters which included the related party transactions discussed below in “Certain Relationships and Related Transactions, and Director Independence.”

Identifying and Evaluating Nominees for Director

The policy of the Nominating and Corporate Governance Committee is to consider properly submitted nominations for candidates for membership on the Board. The Nominating and Corporate Governance Committee and Board seek individuals who are of high ethical character and who share our professional values. The Nominating and Corporate Governance Committee and the Board also seek individuals with a diversity of professional experiences, including chief executive officers and other operating executives, investment and finance professionals, attorneys and individuals with experience or advanced degrees in public accounting. In 2018, the Nominating and Corporate Governance Committee revised their nominating criteria to include a review of the gender and other diversity a potential director would bring to the board. Criteria that the Nominating and Corporate Governance Committee will use to evaluate director nominees include:

•	A candidate’s strength of character, independence of opinion and sound business judgment;
•	The proportion of Board members who meet the criteria for independence required by NASDAQ;
•	A candidate’s broad understanding of business, financial affairs and the complexities of a business organization;
•	A candidate’s ability to work with our other directors and executives in accomplishing our objectives and representing stockholders;
•	A candidate’s ability to devote sufficient time to effectively administer our affairs;
•	A candidate’s educational background and expertise in areas significant to our operations; and
•	The diversity of race, gender, age and cultural background a candidate can bring to the Board.

The Nominating and Corporate Governance Committee does not discriminate on the basis of race, gender, age or cultural background in identifying and nominating director candidates. For purposes of consideration of diversity, the Nominating and Corporate Governance Committee and the Board include members with differences of viewpoint, professional experience, education, skills and other individual qualities and attributes.

Under our Stockholders Agreement, Wilks has designated Mr. Kahn, Mr. Neff and Mr. Wilks to fill three board seats. When each of these designees’ terms expire, Wilks may designate for nomination for election to the Board such directors or replacements for such directors depending on the number of outstanding shares of common stock beneficially owned by Wilks.

The Nominating and Corporate Governance Committee may consider suggestions from many sources regarding possible candidates for nomination to the Board, including suggestions from management, directors and stockholders. Any such suggestion should be sent to the Nominating and Corporate Governance Committee, c/o our Corporate Secretary, Approach Resources Inc., One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116. The information should include the name and address of the stockholder recommending the individual, the number of shares beneficially owned and of record by the stockholder, the suggested individual’s name and address, a description of all arrangements or understandings (if any) between the stockholder and the individual being suggested for the Nominating and Corporate Governance Committee’s consideration, the information about the individual being suggested that would be required to be included in a proxy statement filed with the SEC and an indication of the individual’s willingness to be named as nominee and to serve as a director if nominated by the Nominating and Corporate Governance Committee and the Board. Possible candidates suggested by stockholders are evaluated by the Nominating and Corporate Governance Committee in the same manner as other possible candidates. The Nominating and Corporate Governance Committee has not retained a third-party search firm to identify candidates at this time but may do so in the future at its discretion.

Director Retirement Policy

In 2016, the Board adopted governance guidelines which included a retirement provision requiring each director to submit his resignation, which the Board may waive with respect to a director, at the first annual meeting that follows such director’s 72nd birthday. The 2018 annual meeting was the first annual meeting that followed Mr. Bell’s 72nd birthday. Prior to the 2018 annual meeting, and in light of the significant changes to the Board’s composition in 2017, as well as Mr. Bell’s continued service as the chair of our Audit Committee and deep institutional knowledge of our Company, the Nominating and Corporate Governance Committee found it in the best interests of our Company and our stockholders, and the Board agreed, to waive the age-related retirement policy with respect to Mr. Bell for the duration of his current term as a director. Mr. Bell is a Class I director whose term will expire at the 2020 annual meeting of stockholders.

Communications with the Board

Stockholders may send written communications to the Board, c/o our Corporate Secretary, Approach Resources Inc., One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116. These communications will be compiled by the Corporate Secretary and promptly forwarded to the Board.

Director Attendance at Annual Meetings of Stockholders

Our Board expects directors to attend the annual meetings of our stockholders. We have formalized this expectation in a written policy that has been approved by the Board. All directors that were members of the Board in 2018 attended the last annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, Section 16 officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership on Form 3 and reports of changes of ownership on Forms 4 and 5 with the SEC. These Section 16 officers, directors and 10% beneficial owners are also required to furnish us with copies of all Section 16(a) forms that they file. Specific due dates for these reports have been established by regulation, and we are required to report in this Amendment any failure to file by these dates in 2018.

Based solely on our review of reports and written representations that we have received during the year ended December 31, 2018, we believe that all required reports were filed timely, except that one report filed by Wilks Brothers, LLC was late.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis (“CD&A”) contains statements regarding future Company performance goals and measures. These goals and measures are disclosed in the limited context of the Company’s incentive compensation program and are not statements of management’s expectations or estimates of results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts. Throughout this Amendment, the individuals who served as our CEO and CFO during fiscal year 2018, as well as our other executive officers, are referred to as our “named executive officers,” our “NEOs,” or “executive officers.” Specifically, for 2018, our named executive officers were:

Name	Position During Fiscal Year 2018
J. Ross Craft, P.E(1).	Chairman of the Board and Chief Executive Officer (“CEO”)
Qingming Yang, PhD(2)	President and Chief Operating Officer (“COO”)
Sergei Krylov(3)	Executive Vice President and Chief Financial Officer (“CFO”)
J. Curtis Henderson(4)	Chief Administrative Officer (“CAO”) and Corporate Secretary

(1)	Mr. Craft resigned as Chief Executive Officer and as a member of the Board, including the position of Chairman of the Board, effective April 8, 2019.
(2)	Dr. Yang resigned as President and Chief Operating Officer on and effective as of April 10, 2019.
(3)	On April 8, 2019, the Board appointed Mr. Krylov to serve as the Company’s Chief Executive Officer, in addition to retaining his duties as Chief Financial Officer.
(4)

Mr. Henderson resigned as the Corporate Secretary and all other positions with the Company, except for Chief Administrative Officer, on and effective as of April 8, 2019. Mr. Henderson will continue to provide services to the Company as its Chief Administrative Officer pursuant to the terms of a Separation Agreement between Mr. Henderson and the Company for a period no longer than six months following April 16, 2019.

2019 Management Changes

As discussed in "Compensation Discussion and Analysis—Severance and Consulting Arrangements” below, we entered into separation agreements with Messrs. Craft, Yang and Henderson in April 2019. In order to comply with applicable SEC rules, this CD&A contains disclosure relating to the compensation of our named executive officers during the fiscal year 2018, during which time each of Messrs. Craft, Yang and Henderson were employed by the Company.

Introduction and Overview

The following discussion and analysis is intended to assist you in understanding our compensation program for our executive officers. It is intended to cover all of the compensation elements paid to our executive officers and the reasoning used by the Compensation Committee in structuring our executive compensation program, which is designed primarily to incentivize our executive officers to build long-term stockholder value.

Our executive compensation program is designed with the philosophy of attracting, motivating and retaining experienced and qualified executive officers and directors with compensation that is competitive with comparable public companies and that recognizes both overall business and individual performance. Our policies are also intended to support the achievement of our strategic objectives by aligning the interests of our executive officers with those of our stockholders through operational and financial performance goals and the use of equity-based compensation.

We seek to pay our executive officers for performance, closely align the interests of our executive officers with the interests of our stockholders and attract, retain and motivate top executive talent. Below is a summary of our key performance results, achievements and compensation decisions in 2018 and 2019, as applicable. In reporting our financial and operating results, natural gas is converted at a rate of six thousand cubic feet of gas to one barrel of oil equivalent (“Boe”), and natural gas liquids (“NGLs”) are converted at a rate of one barrel of NGLs to one Boe.

2018 TSR Performance

We believe that the volatility of commodity prices contributed heavily to lower-than-expected or negative TSR among public E&P companies, and particularly among small-cap public E&P companies like us. In 2018, we continued to see an unexpectedly slow, volatile recovery in crude oil prices, as well as a sharp decline in commodity prices and an extreme WAHA gas discount in the Midland basin in the fourth quarter. Our TSR in 2018, as calculated under our 2018 TSR stock award agreements, was negative 59%, compared to negative 21.7% for the median of our 2018 compensation peer group (excluding peer companies that declared bankruptcy during the applicable period).

As discussed throughout this CD&A, the TSR stock awards granted to our executive officers only begin to pay out if our TSR at the end of the applicable performance period ranks at or above a threshold level of our peer group’s TSR performance. In addition, the value of the cash-settled performance awards held by our executive officers depends upon our stock price, further aligning our executives’ compensation with our stockholders’ interests.

Key 2018 Compensation Actions

In light of low and volatile commodity prices, the slow pace of commodity price recovery, our desire to preserve liquidity and our focus on cost control, we made the following decisions impacting executive officer and non-employee director pay for 2018:

Key 2018 Compensation Actions

•	Did not increase the amount of the aggregate 2018 STIP cash award opportunities for our executive officers as a percentage of base salary.
•	Reduced the payout of 2018 STIP cash awards to our executive officers by 65% of the amount actually achieved under pre-established performance measures.
•	Reduced the aggregate value of the LTIP award pool granted to our executive officers by 30% from historical target levels.
•	Issued cash-settled performance awards as part of our annual LTIP awards, decreasing stockholder dilution risk.
•	Reduced the aggregate value of the annual stock retainer granted to compensated non-employee directors by 30% from the amounts prescribed under our director compensation program.
•	Adopted the 2018 Long Term Incentive Plan, following shareholder approval at the 2018 annual meeting, on June 6, 2018.

2018 Long Term Incentive Plan

At the 2018 annual meeting, our stockholders approved the 2018 Long Term Incentive Plan (the “2018 Plan”), which became effective on June 6, 2018. The 2018 Plan is a broad-based plan under which we may grant equity-based awards to all employees, including our executive officers, and to non-employee directors and consultants. A total of 6,950,000 shares of common stock were reserved for the grant of awards under the 2018 Plan. In 2018, we granted stock awards to our non-employee directors under the 2018 Plan. In 2018, no awards were granted to our NEOs under the 2018 Plan. Awards granted to our NEOs in 2018 were made under the 2007 Plan.

Corporate Governance Matters and Compensation Program—Highlights

We believe sound corporate governance principles and compensation programs are interrelated. Listed below is a summary of some highlights regarding corporate governance matters and our compensation program:

Focus	Description
Board Structure

•   Lead Independent Director. In 2014, in connection with combining the roles of Chairman and CEO, we appointed a Lead Independent Director to reinforce effective, independent leadership on the Board. In April 2019, Mr. Craft, our Chairman and Chief Executive Officer, resigned from his positions with the Company, including as Chairman. In connection with Mr. Craft’s resignation, the Board appointed Mr. Crain, an independent director, to the position of Chairman of the Board. Although the roles of Chairman and CEO are not currently combined, we continue to believe that having a Lead Independent Director reinforces effective, independent leadership on the Board.

•   Independence of other Board members. All Board members, except our former Chairman and CEO, were independent under SEC and NASDAQ rules and regulations in 2018. All current Board members are independent under SEC and NASDAQ rules and regulations.

• Independence of committee members. All Board committee members are independent under applicable SEC and NASDAQ rules and regulations.

•   Related-party transactions. Our Audit Committee is required to review and approve related-party transactions. In 2018, Wilks Brothers, LLC, an affiliate of ours, held approximately $60 million principal amount of our Senior Notes on the open market. We have made interest payments on these notes to Wilks Brothers, LLC and all other noteholders under the terms of our senior indenture governing the notes, and these payments have been ratified and approved by our Audit Committee. In addition, in 2018, we engaged ProFrac Services, LLC to perform completions services on certain of our wells. ProFrac Services, LLC is indirectly beneficially owned by parties that, together with the Wilks, are beneficial holders of approximately 48.28% of our outstanding common stock. For further discussion of related party transactions, see the section entitled “Certain Relationships and Related-Party Transactions” below.

Pay for Performance

•   Performance-based LTIP. Seventy-five percent (75%) of the base award value of our 2018 LTIP is comprised of performance-based LTIP awards with time-vesting restrictions that are settled solely in cash (the “cash-settled performance awards”).

•   Total stockholder return in LTIP. Twenty-five percent (25%) of the base award value of our 2018 LTIP is comprised of a three-year, relative TSR performance award (the “TSR stock awards”) with threshold, target and excellent performance levels. TSR is measured against our peer group.

•   A range of goals for STIP. The 2018 STIP includes threshold, target and excellent performance levels for each of the four performance categories to challenge management to deliver measured growth within a competitive cost structure.

Recognition of Market Conditions	• No increase to STIP opportunities in 2018. Individual STIP award opportunities as a percentage of base salary for our four executive officers were frozen in 2018.

Focus	Description

•   Board exercise of negative discretion on compensation. We reduced the payout of the 2018 STIP awards by 65% of the amount actually achieved based on 2018 performance goals and reduced the value of the LTIP awards granted to our executive officers in 2018 by 30% from our historical target level. We also reduced the aggregate value of the stock retainer granted to compensated non-employee directors in 2018 by 30% from the previously approved director plan, resulting in a corresponding reduction in overall non-employee director compensation expenses.

Use of Equity

•   Stock ownership guidelines. During 2018, we had in place stock ownership guidelines for our executive officers and compensated non-employee directors, and each executive officer and compensated non-employee director were in compliance with the guidelines.

•   Policy prohibiting hedging and other transactions. Our Insider Trading Policy prohibits employees, including our executive officers, and members of the Board from engaging in short-term or speculative transactions in our stock, including short sales, options or other derivatives and from holding our stock in margin accounts or pledging our stock as collateral for loans.

•   Stockholder friendly provisions in incentive plans. Our 2007 Plan and 2018 Plan include stockholder friendly provisions, including:

•   a limit on the maximum number of shares available for issuance that cannot be increased without stockholder approval,

•   no reuse or “recycling” of shares used for stock option exercises, withholding taxes and net-settled stock appreciation rights,

•   under the 2007 Plan, a minimum three-year vesting period for stock options and stock appreciation rights,

•   under the 2018 Plan, a minimum one-year vesting period for awards (other than performance awards) subject to a continued employment requirement that are settled in common stock and a minimum one-year performance period for performance awards, and

•   no re-pricing, replacement or re-granting of stock options or other stock awards without stockholder approval if the effect would be to reduce the exercise price of the award, except in the case of adjustments for recapitalizations or reorganizations. Also, we may not cancel an underwater option and replace it with another award.

•   Burn rate—moderate use of equity under our incentive plans. At December 31, 2018, our three-year average annual “burn rate” or percentage of outstanding, weighted average shares awarded under our 2018 Plan and 2007 Plan, cumulatively, was 2.28%.

•   Clawbacks—recovery of compensation. All awards granted under the 2018 Plan and 2007 Plan (including equity awards) contain a clawback provision that subjects the awards to being clawed back to the extent required by applicable law.

Focus	Description
Termination and Change in Control

•   Change-in-control provisions. All of our executive officers in 2018, except our CEO, had double-trigger severance provisions upon a change in control in their respective employment agreements. The Compensation Committee’s current policy is to approve only double-trigger severance provisions in any future employment agreements. The employment agreement for our CEO provided for a higher level of severance benefits and included a single-trigger payment provision upon a change in control, which had been part of our CEO’s employment agreement since 2003.

• No tax gross-up provisions. We do not provide tax “gross-ups” on a change in control and our Compensation Committee’s current policy is not to approve any future tax gross-ups.

Compensation Program Objectives and Methodology

As discussed above, the primary objectives of our executive compensation program are as follows:

•	Pay for performance, in which Company and individual performance substantially influence an executive officer’s total compensation opportunity;
•	Align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases; and
•	Attract, retain and motivate talented and experienced executives in the highly competitive oil and gas industry, particularly in the Dallas-Fort Worth, Texas area.

To accomplish these objectives, we intend to provide a competitive total compensation package. Base salaries and total compensation are intended to be competitive with our industry peers, considering individual performance and experience, to ensure that each executive officer is appropriately compensated.

Elements of Our Executive Compensation Program

In 2018, the three principal elements of our current executive compensation program were annual base salary, short-term or annual incentive awards (referred to as STIPs) and long-term equity incentives (referred to as LTIPs) in the form of cash-settled performance awards and TSR stock awards under our 2007 Plan. In 2018, in lieu of performance stock awards that we granted in prior years, we issued cash-settled performance awards in order to reduce stockholder dilution.

The base salary component of our executive officer’s compensation pays for skill and experience and is required for market competitiveness. Our STIPs are annual, cash performance awards for achievement of then-current business goals. Our LTIPs are typically stock-based awards (except, as discussed below, we may decide to grant cash-settled awards that track our stock price) that provide a competitive, long-term incentive in direct alignment with stockholder interests. We also had employment agreements with our executive officers that contained employment terms, severance and change-in-control provisions. We believe employment agreements are important to retain qualified executives in a competitive market for executive talent.

Element	Objective and Basis
Base Salary	• Competitive for each role and respective responsibilities as well as with industry peers, particularly in the Dallas-Fort Worth area
• Designed to attract and retain our executive officers with the goal of growing long-term stockholder value

Element	Objective and Basis
• Reviewed annually by the Compensation Committee with input from our CEO (except for the CEO’s salary) and taking level of responsibility and individual performance into consideration
Performance-Based STIP	• Designed to drive strong annual Company performance and cost control, as well as individual performance
• Target award opportunity set as a percent of each executive officer’s base salary
• Performance measures reviewed annually
• Payout determined by Company and individual performance and certified by the Compensation Committee
Performance-Based LTIP	• Designed to link executives’ pay to performance and align their interests with our stockholders
• Initial vesting of 2018 cash-settled performance awards based on Company achievement of annual performance measure
• Additional, service-based vesting of cash-settled performance awards over three years (including the year of grant) encourages retention of key executive officers

•     2018 TSR stock awards vest between 0% and 150% of the target shares at the end of 2020, subject to continued service, based on relative TSR compared to peer companies to create additional alignment with stockholder interests

The charts below reflect the target allocation of direct compensation earned by our named executive officers in 2018 between the fixed and performance-based elements described on the previous page. For these purposes, (i) base salary reflects the actual amount of base salary earned for 2018, (ii) STIP reflects the maximum STIP payout opportunity for 2018, and (iii) LTIP reflects the aggregate grant date fair value of cash-settled performance awards and TSR stock awards granted in 2018.

The Compensation Committee determined in its discretion that, in light of prevailing market conditions and a desire to preserve liquidity, it would pay 2018 (as paid in March of 2019) performance-based STIP awards at only 35% (i.e., a 65% reduction) of the amount actually achieved under pre-established performance measures.

Pay for Performance in 2018

CEO Compensation

The chart below reflects the total compensation reported in the “Executive Compensation – Summary Compensation Table” for each of the prior four years, for both our CEO and our other named executive officers in 2018. Beginning in the second half of 2014, commodity prices, particularly for crude oil, began to decline sharply. The decline became precipitous late in the fourth quarter of 2014 and continued throughout 2015. Although commodity prices partially recovered in 2016 and 2017, they again dropped precipitously in late 2018. In addition, WAHA gas discounts in the Midland Basin, where our assets are located, were extreme in late 2018. Commodity prices remain volatile, and have not returned to 2014 highs. The magnitude of this price decline and the slow pace of the recovery materially and adversely impacted the results of our operations and led to substantial reductions in our drilling program, and eventually a complete suspension of drilling activities in the third quarter of 2015, which were resumed in 2016, and accelerated through 2017. In late 2018, our drilling activities were again deferred in part as a response to the sharp declines of commodity prices and extreme WAHA gas discount in late 2018. During this time, the Compensation Committee has consistently executed downward discretion with the LTIP and STIP awards where the Compensation Committee believed appropriate in recognition of the difficult commodity price environment and declining TSR.

Partially as a result of the ongoing commodity price volatility, the Compensation Committee and Board continued to exercise downward discretion with respect to CEO and other NEO compensation. For example, the Compensation Committee and Board exercised their downward discretion to reduce 2018 STIP payouts by 65% from amounts otherwise earned by our CEO and other NEOs in accordance with our 2018 STIP Plan, and LTIP awards made in 2018 by 30% from the historical award levels.

The decisions of the Compensation Committee and the Board regarding our CEO’s compensation in 2018 reflected alignment with our stockholders’ interests, resulting in total 2018 CEO compensation, as described below under “Executive Compensation—Summary Compensation Table,” being reduced by 11.7% compared to 2017, and 21.2% compared to 2015.

Performance-Based STIP and LTIP – Other Executive Officers

Consistent with our executive compensation program’s emphasis on pay for performance, the compensation awarded to our executive officers other than our CEO for 2018 also reflected alignment with stockholder interests in 2018.

Performance-Based STIP. During 2018, we produced strong results on certain operating and financial measures and we met or exceeded the target level of performance under two of three Company performance measures. However, in light of the volatile and slow recovery in commodity prices, our desire to preserve liquidity and our focus on cost control, the Compensation Committee exercised their discretion and reduced the STIP award pool divided among all executive officers by 65% of the amount actually earned, from an aggregate of $2,087,426 earned under the terms of our STIP, to $730,599.

Performance-Based LTIP. In 2018, the Compensation Committee and the Board reduced the performance-based LTIP compensation paid to our NEOs CEO by 30% from historical targets. Seventy-five percent (75%) of the total value of the 2018 LTIP was allocated to cash-settled performance awards that track the price of our stock, and are subject to satisfaction of a performance measure. In addition, 25% of the total value of the 2018 LTIP was allocated to TSR stock awards.

Setting Executive Officer Compensation

Our Compensation Committee is responsible for the approval, evaluation and oversight of all of our executive officer, director and stock incentive compensation plans, policies and programs. See “Board Structure, Board Meetings and Committees—Committee Composition and Meetings—Role of the Compensation Committee” for additional information regarding the role of the Compensation Committee in determining executive officer and director compensation.

Compensation Consultant

The Compensation Committee has retained Meridian as its independent compensation consultant since 2011. In determining executive compensation for 2018, the Committee considered information from Meridian regarding market data, peer group composition and compensation, STIP and LTIP design and general trends and developments in executive compensation. See “Board Structure, Board Meetings and Committees—Committee Composition and Meetings—Role of Compensation Consultant” for more information about the Compensation Committee’s engagement of Meridian.

Salary Considerations

For 2018, the Committee awarded minor, cost of living increases to the executive officer’s base salaries, and held individual STIP award opportunities flat as a percentage of base salary for each officer, in recognition of low commodity prices.

Use of Peer Group Comparisons

The 2018 peer group used by the Compensation Committee was revised by the Compensation Committee in March 2018, and consists of the following companies:

2018 Peer Companies
•Abraxas Petroleum Corporation	•Jones Energy Inc.
•Bill Barrett Corporation (now HighPoint Resources Corporation)	•Lilis Energy Inc.
•Bonanza Creek Energy, Inc.	•Lonestar Resources US Inc.
•Comstock Resources Inc.	•Northern Oil & Gas Inc.
•Contango Oil & Gas Company	•Penn Virginia Corporation
•Earthstone Energy Inc.	•Resolute Energy Corporation
•Gastar Exploration Inc.	•Ring Energy Inc
•Goodrich Petroleum Corporation	•SilverBow Resources Inc.
•Halcon Resources Corporation

The Compensation Committee reviews the peer group annually. In determining the peer group companies, the Compensation Committee selects companies within the oil and gas industry that most closely resemble us in size (according to assets, market value and revenue), scope and nature of business operations (including position in the upstream E&P sector, production and reserve base, and areas of operation). Our industry peer group contains companies in our industry that are both larger and smaller in size and scope and that may operate in different geological basins than we do. The table below summarizes the median of asset size, market capitalization, annual revenues and PV-10 (as defined below) of the compensation peer group used for 2018 executive compensation decisions (in millions, at year-end 2017):

	Assets (thousands)	Market Capitalization (thousands)	Revenues (thousands)	PVo-10(1) (thousands)
Median	$629,529	$272,712	$160,054	$538,300

(1)

As disclosed in the peer companies’ SEC filings. PV-10 (non-GAAP) is an estimate of the present value of future net revenues from proved oil and gas reserves after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting any estimates for future income taxes. Estimated future net revenues are discounted at an annual rate of 10% to determine their present value.

We compete with these companies for talent and believe the selected companies were, in 2018, the most appropriate for executive compensation comparison purposes. The Committee considers the differences and similarities between us and the companies in our industry peer group when reviewing peer group data for executive compensation decisions. The Committee considers peer group data relevant to, but not determinative of, the Committee’s consideration of overall executive compensation matters.

Analysis of Executive Compensation Decisions

Base Salary

In light of commodity price improvement in early 2018, and, in the case of three of our NEOs (including our CEO), following four years of frozen base salaries, the Compensation Committee approved cost of living and merit-based salary increases in March 2018. Each of our NEOs received an approximately 3% cost of living increase, and our Chief Financial Officer received an additional approximately 4% increase as a merit-based increase.

We provide our executive officers with an annual base salary to compensate them for their services during the year. Although we have no written policies or guidelines for setting the base salaries of our executive officers within a specified range of the compensation levels of our industry peers, our executive officer salaries are typically intended to be competitive with our industry peers. Our Compensation Committee recognizes that a substantial amount of competition exists in the oil and gas industry for attracting and retaining qualified management teams, particularly in the Dallas-Fort Worth, Texas area. Our long-term philosophy is to set our executive officers’ base salaries at levels that we believe will enable us to retain them, with the goal of growing stockholder value going forward. However, the Compensation Committee retains the discretion to adjust salaries, or freeze them, as they deem appropriate in light of market conditions.

We review individual salaries for our executive officers annually. We establish the base salary for each executive officer based on pay levels of industry peers and business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. We believe competitive base salaries are typically necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead us.

2018 Base Salary

For 2018 base salaries, the Compensation Committee consulted with Meridian, and considered market conditions at year-end 2017. As a result of this review, the Compensation Committee recommended, and the Board agreed, to provide minor, cost of living adjustments to three of our four NEOs, and an additional 4% merit-based increase to our Chief Financial Officer.

Accordingly, the Committee recommended, and the Board approved, the following 2018 base salaries for the Company’s executive officers:

Executive Officer	2018 Base	Percentage Salary Increase Over 2017
Mr. Craft	$577,000	3.0%
Mr. Yang	$464,000	3.1%
Mr. Krylov	$400,000	6.7%
Mr. Henderson	$387,000	3.2%

2019 Base Salary

In 2019, due to the volatile commodity price environment, the Company’s financial position, and as a result of the ongoing nature of the Company’s review of financing alternatives and deleveraging transactions, the Compensation Committee determined that our NEO’s base salaries would be held flat at 2018 levels.

Short-Term Incentive Plan (“STIP”)

In light of low and volatile commodity prices, the slow pace and volatility of commodity price recovery, our desire to preserve liquidity and our focus on cost control, the Compensation Committee froze the amount of the individual STIP award opportunities for our executive officers as a percent of their base salary in 2018. In addition, the Committee recommended, and the Board agreed, to reduce the 2018 STIP payout to executive officers by 65% of the amount actually achieved under pre-established performance measures.

A core component of our executive compensation philosophy is that pay should be linked directly to performance and that a significant portion of total annual compensation should be placed at risk. We provide our executive officers the opportunity to earn an annual, performance-based, cash incentive award, or STIP award, in order to attract and retain an appropriate caliber of talent for these positions and to motivate executives to achieve our annual business goals. We review STIP awards for our executive officers annually in the first 70 days of our fiscal year to determine award payments for the most recently completed fiscal year, and typically to establish award opportunities for the then-current fiscal year. In 2019, in light of the Company’s ongoing review of financing alternatives and deleveraging transactions, the Committee determined to postpone the grant of STIP award opportunities for 2019 until later in 2019. The Committee’s general policy is to determine any payout amounts for STIP awards at the second meeting of the Committee (typically late February or early March) of the following year based on our performance against the performance measures established by the Committee and the Committee’s determinations of the individual performance component of the awards.

2018 STIP Overview

Consistent with our philosophy of linking pay directly to performance, our Compensation Committee adopted, and our Board ratified, a performance-based STIP for 2018 pursuant to which cash performance awards were made under our 2007 Plan. The Compensation Committee considered four performance categories, relative weighting among the performance categories and targets to be used for the 2018 STIP for the executive officers, and reviewed them with our CEO, except for incentive targets for our CEO, which the Committee determines independent from the CEO and other executive officers. The Committee adopted the applicable metrics in March 2018. The 2018 STIP award opportunities for each executive officer were expressed as a percentage of the executive officer’s annual base salary, and awards are ultimately paid to the executive officers based on the achievement of specified Company performance targets, as well as the executive officer’s individual performance, including overall duties, responsibilities, expertise and contributions to Company results, as determined in the Committee’s discretion. The Committee also established, for each performance category, (i) a minimum, or threshold, performance level, (ii) a target performance level, and (iii) a maximum, or excellent, performance level.

The Company is required to reach the threshold level in a performance category before an executive officer receives any credit for such category in the calculation of his STIP award, except for the individual performance category, for which the Committee may award less than a threshold level, but not more than an excellent level. If the Company exceeds the threshold level for a performance category, the amount of the STIP award attributable to that category is capped at the excellent level. If actual results fall between the threshold and target or target and excellent performance levels, the percentile performance used to determine the payout percentage is proportionally adjusted on a linear, pro-rata basis between the appropriate levels according to actual results achieved. The scale of potential payout as a percentage of annual base salary among the performance levels was set by the Committee with input from Meridian so that the payout potential accelerates as the target and excellent performance levels are achieved to incentivize our executive officers to reach or exceed these “stretch” goals.

The Committee cannot increase payout amounts above the excellent level under performance categories that depend on the achievement of specific Company targets, as payments related to performance categories that are tied to the achievement of specific targets are capped once the excellent performance level is achieved. The Committee can, in its reasonable discretion, reduce the payout amounts for these performance categories after taking into account special or unusual factors that may have contributed to the achievement of target performance measures such as acquisitions, commodity prices or other factors considered appropriate by the Committee. The Committee may also, in its discretion, reduce the overall amount of award notwithstanding performance levels.

In addition to the performance categories tied to specific Company targets, the Committee approved an individual performance category for 2018 that allows the Committee, in its discretion, to determine a portion of an officer’s STIP award based on the officer’s individual performance, including overall duties, responsibilities, expertise and contribution to the Company’s results for the year.

2018 STIP Targets and Performance Categories

For 2018, the Committee approved, after consultation with our CEO and Meridian, a 2018 STIP with annual incentive targets (expressed as a percentage of an executive’s annual salary) for each of our executive officers except our CEO, for whom the Committee determined incentive targets without consultation with the CEO. Consistent with prior years, the Committee attempted to ensure that the potential payouts provide a meaningful incentive to each of our executive officers. For 2018, the annual incentive opportunities for our executive officers are set forth in the following table. The percentages of annual salary used to establish the 2018 annual incentive opportunities for each of the executive officers remained the same as in 2017. The incentive opportunities for the executive officers reflect the amount that may be earned for the awards assuming that the threshold, target or excellent performance levels, as applicable, are met for each of the four performance categories discussed below:

	2018 STIP Award as Percent of Annual Base Salary
Position	Threshold	Target	Excellent
CEO	50.00%	100.00%	175.00%
President & COO/CFO/CAO	43.75%	87.50%	150.00%

The four performance categories for the 2018 STIP are shown in the table below, together with the target levels of achievement, weight given to each category and actual results achieved in 2018 in each category. Three of the performance categories are Company-wide performance measures and the fourth performance category, individual performance, is personal to each executive officer. To challenge management to continue to deliver results on cost control, the Committee retained LOE and G&A per Boe cost measures and capital efficiency, which is calculated by measuring drilling and completion costs compared to reserves booked for wells completed during 2018. We believe the 2018 goals reflected a comparable level of difficulty to goals set for 2017. Finally, the Committee weighted each Company-wide performance measure at 20%, and weighted the individual performance measure at 40%, so that 60% of the potential 2018 STIP awards was determined by objective, Company performance results, and 40% was based on each executive officer’s individual performance, as determined by the Committee in consultation with the CEO (except that the CEO is not consulted on his own individual performance).

		2018 Performance Targets
Performance Category	Weight	Threshold	Target	Excellent	2018 Results
1. LOE per Boe	20.00%	$6.00	$5.00	$4.00	$5.18
2. G&A per Boe	20.00%	$6.50	$5.75	$5.00	$5.13
3. Capital efficiency	20.00%	$18.00	$16.00	$14.00	$13.72
4. Individual performance(1)	40.00%	17.50-20.00%	35.00-40.00%	60.00-70.00%	35.00-40.00%
	100.00%

(1)	Threshold, target and excellent percentiles for individual performance are expressed as a percentage of annual base salary and fall within the ranges reflected in the table above.

LOE per Boe is our annual lease operating expense divided by our annual production as measured in Boe, and G&A per Boe is our general and administrative expense divided by our annual production as measured in Boe. LOE and G&A are two financial measures under GAAP from our audited financial statements. Our Committee believes that, in the current commodity price environment, it is critical to incentivize management to control costs.

Capital efficiency is calculated by dividing the sum of drilling and completion costs for wells completed in 2018 by the net reserves booked for such wells in our year-end 2018 reserves report. The Committee believes this measure is important to evaluate how efficiently we can add proved developed reserves through our own drilling program.

The Committee believes that these performance categories and targets, taken together, are objective indicators of our overall operational performance, including the successful execution of our strategic objectives, development and management of our project inventory and cost-structure improvements. The Committee designed the specified goals for each performance category for 2018 to be challenging, while ultimately reflecting our true performance and recognizing uncertainties inherent to the oil and gas E&P industry.

The individual performance category allows the Committee to use discretion in assessing individual officers’ performance. In determining the individual performance component of the STIP, the Committee considers specific measures, such as achievement of strategic objectives, successful supervision of significant Company projects, cost reductions, demonstrated departmental leadership, individual contributions to Company results and TSR and other contributions to the Company.

The Committee is in regular contact with our CEO, is knowledgeable about Company operations and believes that it is in a position to accurately and fairly judge individual performance, with the specific recommendations of the CEO for the executive officers other than the CEO, after year-end.

2018 STIP Awards

For 2018, the STIP award amount actually paid to each executive officer was equal to the amount earned based on the Company’s performance in the three Company-wide performance categories and the individual performance of each executive officer, reduced by 65%. As set forth above in the “2018 Results” column of the table entitled “2018 Performance Targets,” the Company achieved strong results across the performance categories, meeting or exceeding target level in two of the three Company-wide performance categories. For individual performance, the Committee made awards at the “target” levels for all executive officers. In making this determination for executive officers, the Committee exercised its discretion and considered each of the executive officer’s overall duties, responsibilities, expertise and individual contributions to the Company’s achievements in 2018 discussed above in “Our Performance in 2018.” Once each performance factor was determined, including the individual performance, and the resulting factor was multiplied by each executive officer’s target awards, the award was reduced by 65%.

After reviewing the above considerations, the Company’s 2018 results, performance of the CEO and the CEO’s recommendations on the performance of the other executive officers and applying the 65% discretionary reduction, the Committee approved the 2018 STIP payments in the table below. The 2018 award percent is the sum of the percentage performance results for each performance category including individual performance, reduced by 65%. The 2018 award payments are also included in the Summary Compensation Table below under the “Non-Equity Incentive Plan Compensation” column.

Executive Officer	2018 STIP Award Percent(1)	2018 STIP Award Amount Earned (without 65% reduction((2)	2018 STIP Award Amount Paid
Mr. Craft	125.73%	$725,462	$253,912
Mr. Yang	108.87%	$505,157	$176,805
Mr. Krylov	108.87%	$435,480	$152,418
Mr. Henderson	108.87%	$421,327	$147,464

(1)	The individual performance factor was 40.00% for Mr. Craft, and 35% for Messrs. Yang, Krylov and Henderson.
(2)

This column reflects the amount earned by each executive based on the Company’s performance in the three Company-wide performance categories and the individual performance of each executive officer, before the Compensation Committee’s 65% reduction of the STIP awards.

2019 STIP

In March 2019, due to its ongoing review of financing alternatives and deleveraging transactions, the Compensation Committee decided to postpone the grant of STIP awards for 2019 until later in 2019.

Going forward, our Compensation Committee will, in consultation with Meridian, determine appropriate methods of evaluating our Company’s achievement relative to discretionary factors or performance metrics and will determine if the factors or metrics should be adjusted for future fiscal years, including making adjustments to amounts payable. In addition, the Committee retains its discretion to grant the full value of STIP awards in future years, or to again exercise its discretion and reduce the total amount payable under future STIPs.

Long-Term Incentive Plan (“LTIP”)

In light of low and volatile commodity prices, the slow pace of commodity price recovery, our desire to preserve liquidity and our focus on cost control, the Compensation Committee recommended, and the Board agreed, to reduce the value of the LTIP awards pool granted to our executive officers in 2018 by 30% from 2015 levels, and granted 75% of such awards in the form of cash-settled performance awards.

We use annual LTIP equity-based grants, which to date have been granted under our 2007 Plan, to attract, retain and motivate our executive officers as part of our total compensation package. The 2007 Plan and the 2018 Plan allow for the grant of restricted stock, cash-settled performance awards, stock options, stock appreciation rights, restricted stock units, stock awards and other incentive awards. The primary purpose of the 2007 Plan and the 2018 Plan is to attract and retain highly qualified officers, directors, key employees and other persons, and to motivate these persons to improve our business results by providing an opportunity to acquire or increase a direct, proprietary interest in our operations and future success. We expense stock awards under Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (“ASC 718”).

Since our initial public offering in 2007 through 2018, the Committee generally has used restricted stock or stock-based cash-settled awards that vest over three to four years to align the compensation of our executive officers with an increase in long-term stockholder value. We believe awards of restricted stock, or cash-settled performance awards that track the value of our equity, can effectively balance our objectives of focusing the recipient on delivering long-term value to our stockholders and providing value to the recipient. Restricted stock awards, and cash-settled awards that track the value of our equity, offer recipients the opportunity to receive shares of our common stock, or cash payments equivalent to the value of our common stock, that are subject to a risk of forfeiture and other restrictions until certain specified service or performance requirements are satisfied. In this regard, we believe that restricted stock and cash-settled performance awards serve both to reward and retain the recipients.

Recipients of restricted stock awards (though not cash-settled performance awards) are entitled to receive and retain all cash dividends that may be paid with respect to the shares, provided that no dividends will be paid with respect to TSR awards that do not vest. The Committee does not make, nor has the Committee in the past made, incentive stock grants in coordination with the release of material, non-public information. Instead, the Committee will grant equity awards at the times dictated by our normal compensation process as that process is developed by the Committee.

2018 LTIP Awards

For 2018, as part of its annual review of executive compensation and in consultation with Meridian, the Committee recommended, and the Board approved in March 2018, LTIP awards in the form of cash-settled performance awards (with a combination of a performance measure and time-vesting restrictions) and TSR stock awards. Seventy-five percent (75%) of the total 2018 LTIP award to each executive officer was made up of cash-settled performance awards and the remaining 25% of the total 2018 LTIP award to each executive officer was comprised of TSR stock awards (approximately 33% if maximum TSR is achieved). The Committee elected to use cash-settled performance awards instead of performance stock awards for a portion of the 2018 LTIP grants due to the limited availability of shares under our 2007 Plan and to lessen the dilutive impact of equity-based awards on our stockholders. The cash-settled performance awards consist of performance units. Each performance unit represents the right to receive an amount in cash equal to the fair market value of one share of common stock on the vesting date.

In determining the amount of the base LTIP award pool for the executive officers for 2018, the Compensation Committee considered market conditions at year-end 2017, including volatile and low oil and gas prices, the number of shares available under the 2007 Plan, including the limitations on annual grants made to individuals under the 2007 Plan, balanced against strong operational results and commodity prices that were increasing slowly in late 2017 and early 2018.

The Compensation Committee recommended in March 2018, and the Board agreed, to reduce the value of granted LTIPs by 30% for our executive officers for 2018, compared to historical target levels. Therefore, the grant date value of the “base” number of total shares subject to both cash-settled performance awards and TSR stock awards (assuming 100% of target TSR is achieved) was approximately $3.15 million, instead of the approximately $4.5 million grant date fair value for 2015. The allocation of the 2018 LTIP award pool was as follows: Mr. Craft—37.5%, Mr. Yang—22.5%, Mr. Krylov—21.5% and Mr. Henderson—18.5%. For the cash-settled performance award portion of the 2018 LTIP awards, the Committee selected a cash operating expense per Boe ratio as the applicable performance metric to emphasize our low-cost approach and focus on reducing operating expenditures in a year of expected volatile commodity prices and reduced drilling activity.

The TSR stock award component of the 2018 LTIP is earned based on the Company’s relative TSR performance against the Company’s 2018 compensation peer group.

The table below summarizes the number of restricted shares subject to LTIP stock awards, as allocated among cash-settled performance awards and TSR stock awards, made to each of our executive officers for 2018. The aggregate grant date fair value of the awards under ASC 718 is set forth in the Summary Compensation Table under the column “Stock Awards.”

		Allocation Among Awards
Executive Officer	2018 LTIP Award(1)	Cash-Settled Performance Shares(2)	TSR Shares (150% of target)(3)	TSR Shares (100% of target)
Mr. Craft(1)	435,707	290,471	145,236	96,823
Mr. Yang	261,424	174,283	87,141	58,095
Mr. Krylov	249,805	166,537	83,268	55,512
Mr. Henderson	214,949	143,299	71,650	47,766

(1)	The 2018 LTIP Award column includes the cash-settled performance shares, and the TSR shares, assuming 150% of target.
(2)	Each cash-settled performance share represents the right to receive an amount in cash equal to the fair market value of one share of common stock on the vesting date.
(3)	TSR shares are calculated based on the maximum shares potentially earned as a percent of target or 150%.

2018 LTIP – Cash-Settled Performance Awards

First Trigger. The Committee believes that cash-settled performance awards provide incentives for achieving results that strongly correlate with our business objectives and increasing stockholder value. The Committee determined that the performance measure for the 2018 performance stock awards should incentivize cost control and build stockholder value.

In order for any of the cash-settled performance awards to become eligible to vest, the performance measure must be satisfied. If the performance measure for the 2018 cash-settled performance awards was not satisfied during the applicable performance period (fiscal year 2018), the entire award would have been forfeited. The table below summarizes the performance measure that was required to have been achieved for the 2018 cash-settled performance awards and 2018 actual results.

2018 Cash-Settled Performance Awards – Performance Measure	2018 Actual Results
Cash operating expenses per Boe of $15.00 per Boe or less	$11.75 per Boe

For the cash-settled performance awards, the Committee selected a cash operating expense per Boe ratio. This performance measure was intended to emphasize efficient operations in a year of expected low commodity prices and reduced drilling activity.

The Committee certified the results of the 2018 LTIP performance measure in March 2019. The performance measure applicable to the 2018 cash-settled performance awards was achieved, and the awards became eligible to vest in accordance with the service-based vesting conditions described below.

Second Trigger. Because the applicable performance measure was satisfied, the 2018 cash-settled performance awards ratably vest or vested in one-third increments as follows: (i) on March 5, 2019 (when satisfaction of the applicable performance measure was ratified by the Compensation Committee), one-third of the award vested, (ii) on December 31, 2019, one-third of the award will vest, provided the executive officer is employed by the Company on that date, and (iii) on December 31, 2020, one-third of the award will vest, provided the executive officer is employed by the Company on that date. Under the terms of the separation agreements entered into with each of Messrs. Craft, Yang and Henderson, the portions of the 2018 cash-settled performance awards scheduled to vest on each of December 31, 2019 and December 31, 2020 were each forfeited in April 2019.

Acceleration of Awards. The cash-settled performance awards granted in 2018 vest in full upon a change in control or disability (each as defined in the 2007 Plan) or death of the executive.

2018 LTIP – TSR Stock Awards

The 2018 TSR stock awards are earned based on the Company’s relative TSR performance against the Company’s 2018 compensation peer group, plus one or more specified alternate companies. See “Compensation Discussion and Analysis—Setting Executive Officer Compensation—Use of Peer Group Comparisons” for a discussion of our 2018 peer group. The scale of payout ranges between maximum, or 150% of target, and threshold, or 50% of target, as set forth below, to incentivize our executive officers to maximize stockholder value. If the Company’s TSR ranks below the 41st percentile of the peer group, then no payout will be made with respect to the TSR stock awards. Also, if the Company’s TSR is negative for the performance period, then regardless of the Company’s percentile ranking in comparison with its peers, no more than 100% of the target shares may be earned.

TSR Company Ranking	Percentile Ranking	Percentage of Target TSR Shares Earned
Company 1	100%	150%
Company 2	94%	150%
Company 3	88%	150%
Company 4	82%	150%
Company 5	76%	138%
Company 6	71%	125%
Company 7	65%	113%
Company 8	59%	100%
Company 9	53%	83%
Company 10	47%	67%
Company 11	41%	50%
Company 12	35%	0%
Company 13	29%	0%
Company 14	24%	0%
Company 15	18%	0%
Company 16	12%	0%
Company 17	6%	0%
Company 18	0%	0%

To the extent that TSR performance measures are met and the TSR shares become earned, the TSR shares will cliff vest at the end of the three-year performance period, or December 31, 2020, following ratification of the performance results by the Compensation Committee, and provided the executive officer remains employed on that date.

Under the terms of the separation agreements entered into with each of Messrs. Craft, Yang and Henderson, the TSR shares awarded to such NEOs in 2018 were forfeited in April 2019.

If any of the peer companies undergoes a change in corporate capitalization or a corporate transaction (including a going-private transaction, bankruptcy, liquidation, merger, consolidation, etc.) during the performance period, the Committee will determine whether such peer company will be replaced.

If an executive officer’s employment is terminated due to death or “disability” (as defined in the 2007 Plan), then the executive officer will be deemed, at the time of termination, to have earned the target number of TSR shares. If a “change in control” (as defined in the 2007 Plan) occurs during the performance period, we will determine the number of TSR shares earned by each executive officer assuming the performance period ends on the date of the change in control.

2019 LTIP Awards

Due to the Company’s low stock price, dilution and liquidity concerns, the Compensation Committee determined to postpone the consideration, and potential grant, of LTIP awards for 2019 to a later date. In addition, the Compensation Committee has postponed its annual evaluation of potential peer companies for 2019.

Special Equity Awards

In certain circumstances, we grant discretionary equity awards to attract and retain key executives, recognize expanded roles and responsibilities and reward past performance. The Compensation Committee has not made any grants of special equity awards to our executive officers to date in 2019.

Stock Ownership Guidelines and Additional Holding Periods

The Committee believes that meaningful stock ownership by our officers and directors is critical in aligning management’s interests with the interests of our stockholders. Therefore, in January 2012, the Committee established minimum stock ownership requirements for our executive officers and directors. The Company’s CEO is expected to own shares of the Company’s common stock having a market value (measurable either on the grant date or the date of determination of compliance with the guidelines) of at least five times his base salary, and each of the Company’s other executive officers is expected to own shares of the Company’s common stock having a market value (measurable either on the grant date, or the date of determination of compliance with the guidelines) of at least three times his base salary. Executives have up to five years to meet the stock ownership guidelines. In 2018, each executive officer satisfied the guidelines. Currently, each executive officer continues to satisfy the guidelines, taking into account the five-year grace period. Because of our adoption of these ownership guidelines, our executives’ current level of stock ownership, and the three- to four-year service vesting requirements applicable to our LTIP stock awards, we have not adopted additional holding periods on equity awards after they become vested. Please see “Director Compensation” for a description of stock ownership guidelines for our non-employee directors.

Prior Compensation

In general, prior compensation, such as gains from prior stock options or stock awards, is not taken into account in setting other elements of compensation, such as base pay or STIP awards. However, the Committee will generally consider prior stock purchases by, and prior stock and stock option awards to, our named executive officers when considering additional stock award grants. For new executive officers, we expect to take into account their prior base salary, annual cash incentives, the value of any equity compensation or other benefits that the new officer would forfeit to accept employment with us, as well as the contributions expected to be made by the new officer, our business needs and the role of the officer with us.

“Say-On-Pay” Advisory Vote on Executive Compensation

At our 2018 annual meeting, we provided stockholders a “say-on-pay” advisory vote on the compensation of our named executive officers under Section 14A of the Exchange Act. Our stockholders expressed significant support for the compensation of our executive officers, with 85% of the votes eligible to vote on the matter and not abstaining were cast for approval of the “say-on-pay” advisory vote on executive compensation. As we evaluated our compensation practices and objectives for 2018 and 2019, we were mindful of the support of our stockholders for our compensation design and philosophy of linking pay to performance and building long-term stockholder value. As a result, the Committee decided to retain our general approach to executive compensation, with an emphasis on short-term and long-term incentive compensation programs that encourage, reward and retain our key executives when they deliver strong financial and operational results as well as value for our stockholders, although the Committee did make adjustments to our compensation programs in 2019 in light of the challenging conditions facing our Company and the industry as a whole. In addition, due to our ongoing review of financing alternatives and deleveraging transactions, the Compensation Committee decided to postpone compensation decisions relating to executive officers in 2019, including the award of a 2019 STIP and 2019 LTIP, until later in 2019.

Employment Agreements

As discussed in "Compensation Discussion and Analysis—Severance and Consulting Arrangements” below, we entered into separation agreements with Messrs. Craft, Yang and Henderson in April 2019. In connection with their entry into such agreements, such named executive officers became entitled to payment from the Company for accrued but unpaid obligations through their separation date (or, with respect to Mr. Henderson, the date on which his separation agreement became effective), including base salary, earned but unused vacation, and approved but unreimbursed business expenses. In addition, (i) Mr. Craft will be paid a one-time retainer of $1.8 million for consulting services provided to the Company following the separation date, (ii) Mr. Yang will be paid a one-time retainer of $963,458 for consulting services provided to the Company following the separation date and (iii) Mr. Henderson will be paid an aggregate of $815,000 for his continued employment as CAO following the date on which his separation agreement became effective. In order to comply with applicable SEC rules, we have included qualitative and quantitative disclosure of the employment agreements that were applicable to our NEOs in 2018. However, for the avoidance of doubt, the employment agreements described below as applicable to Messrs. Craft, Yang and Henderson were terminated in April 2019, subject to the survival of the confidentiality, non-compete and non-solicitation provisions as described under “Severance and Consulting Arrangements” below. Mr. Krylov’s employment agreement remains in effect.

In January 2011, the Company entered into an amended and restated employment agreement with Mr. Craft and new employment agreements with Mr. Henderson and Mr. Yang. In addition, in January 2014, the Company entered into an employment agreement with Mr. Krylov in connection with his appointment as our Executive Vice President and CFO. Effective January 26, 2017, the Company entered into an amendment to the amended and restated employment agreements with Mr. Henderson and Mr. Yang to adjust severance multiples in line with those of Mr. Krylov. All employment agreements have an initial term of two years with one-year extensions. The agreements also provide for potential severance payments upon the termination of the officers’ employment in certain situations.

After the initial term of the agreements with Messrs. Craft, Henderson and Yang, which ended January 1, 2013, and Mr. Krylov, which ended January 3, 2016, the agreement with each executive officer was automatically renewed for an additional one-year term. On January 1, 2014, January 1, 2015, January 1, 2016, January 1, 2017, and again on January 1st and 3rd, 2018 and 2019, as applicable, the agreements with each of these officers were automatically renewed for additional one-year terms. As described above, the employment agreements with Messrs. Craft, Henderson and Yang were terminated in April 2019. Currently, the term of the employment agreement with Mr. Krylov ends in January 2020, and the agreement will be automatically renewed for additional one-year terms unless either party elects not to renew an agreement or an agreement is otherwise terminated according to its terms.

The agreements provide, among other things, for a minimum level of annual base salary for each executive officer, subject to annual review and adjustment by the Board, provided that for Mr. Craft, once established at an increased amount, his base salary will not be reduced below that increased amount during the term. The employment agreements also provide that the executive officer is eligible to receive annual performance-based bonuses each year during the employment term, has the opportunity to participate in the employee benefit arrangements offered to similarly situated executives and may periodically receive LTIP grants.

The severance and change-in-control provisions contained in the employment agreements are described in greater detail below under “Executive Compensation – Potential Payments Upon Termination or Change in Control.” The agreements are intended to retain qualified executives in a competitive market for executive talent. The employment agreements do not contain any tax gross-up provisions in the event any named executive officer receives potential parachute payments under Section 280G of the Internal Revenue Code (the “Code”). The Committee believes that the severance and change-in-control arrangements in these agreements provide important protection to the Company’s executive officers, are consistent with the practices of peer companies and are appropriate for the retention of executive talent.

Health and Welfare Benefits

Named executive officers receive the same health and welfare benefits, including medical, prescription drug, dental and vision, that are offered to all employees. The same contribution amounts and plan design provisions apply to all employees, including executive officers. The named executive officers also participate in the same qualified 401(k) plan as other employees. Under the plan, the Company currently matches 100% of an employee’s elective deferrals up to 3% of annual base salary, plus an additional 50% of elective deferrals on the next 2% of annual base salary. All contributions are subject to applicable federal limitations under the Code and U.S. Treasury regulations. These benefits are part of our overall compensation program and are designed to encourage continuity in employment and executive leadership and to remain competitive in the market for talent and experience in the E&P business. We do not provide any supplemental executive retirement benefits to our executive officers.

Perquisites

We do not provide any perquisites or personal benefits to our executive officers except for a long-term disability plan for Mr. Craft, for which we historically paid a monthly premium of approximately $355 per month, and reimbursement of certain professional and club membership dues and expenses. Please see the Summary Compensation Table for all compensation received by our named executive officers.

Policy on Recovery of Compensation and Clawbacks

All awards granted to our executive officers contain a provision that provides that (i) the Company will not be required to comply with any term of the agreement if and to the extent prohibited by applicable law or to the extent doing so would require that the officer reimburse the Company for such amounts under the Sarbanes-Oxley Act or the Dodd-Frank Act, and (ii) the officer shall reimburse the Company for incentive-based or equity-based compensation and profits realized from the sale of award shares covered by the agreement as required by applicable law, including but not limited to the Sarbanes-Oxley Act or the Dodd-Frank Act.

Indemnification Agreements

The Company has entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement requires the Company to indemnify each indemnitee to the fullest extent permitted by the Delaware General Corporation Law. This means, among other things, that the Company must indemnify the director or executive officer against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement that are actually and reasonably incurred in a legal proceeding because the person was a director, officer, employee or agent of the Company or was serving at the request of the Company as a director, officer, employee or agent of another entity if the indemnitee meets the standard of conduct provided under Delaware law. Also as permitted under Delaware law, the indemnification agreements require the Company to advance expenses in defending such an action, provided that the director or executive officer undertakes to repay the amounts if the person ultimately is determined not to be entitled to indemnification from the Company. The Company will also make the indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish the indemnitee’s right to indemnification, whether or not wholly successful. The Company also maintains customary directors’ and officers’ insurance coverage.

Severance and Consulting Arrangements

Mr. Craft

In connection with his resignation, we entered into a separation agreement with Mr. Craft, dated April 8, 2019 (the “Craft Separation Date”), pursuant to which Mr. Craft terminated employment and his position as a director with the Company and its affiliates on the Craft Separation Date. Under the separation agreement, Mr. Craft will be entitled to payment from the Company for accrued but unpaid obligations for periods prior to the Craft Separation Date, including base salary, earned but unused vacation, and approved but unreimbursed business expenses.  Mr. Craft agreed to certain waivers and releases of claims for the Company’s benefit.  Mr. Craft also agreed that the Craft Separation Agreement does not affect the Company’s rights, and Mr. Craft’s obligations and restrictions, under confidentiality, non-compete and non-solicitation provisions of his amended and restated employment agreement with the Company dated January 1, 2011, and it was agreed that the period of non-compete and non-solicitation would be a six month and one year period, respectively, following the Craft Separation Date.

Mr. Craft and the Company also entered into a consulting agreement on the Craft Separation Date, which became effective on April 16, 2019.  Pursuant to the consulting agreement, the Company has engaged Mr. Craft, as an independent contractor, for a period of six months to provide services to the Company to facilitate the transition of Mr. Craft’s former duties as CEO to such employee(s) of the Company who assume such duties, as requested by the CEO of the Company and/or Board from time to time.  In consideration for the performance of such services, Mr. Craft was paid a one-time retainer of $1.8 million shortly after the effective date of the consulting agreement, subject to amounts required to be withheld for taxes.  Mr. Craft also will be entitled to reimbursement for certain business expenses incurred in performing such services.

Mr. Yang

In connection with his resignation, we entered into a separation agreement with Mr. Yang, dated April 10, 2019 (the “Yang Separation Date”), pursuant to which Mr. Yang terminated employment with the Company and its affiliates on the Yang Separation Date. Under the separation agreement, Mr. Yang will be entitled to payment from the Company for accrued but unpaid obligations for periods prior to the Yang Separation Date, including base salary, earned but unused vacation, and approved but unreimbursed business expenses.  Mr. Yang agreed to certain waivers and releases of claims for the Company’s benefit.  Mr. Yang also agreed that the separation agreement does not affect the Company’s rights, and Mr. Yang’s obligations and restrictions, under confidentiality, non-compete and non-solicitation provisions of his amended and restated employment with the Company dated January 24, 2011 and any amendments thereto, and it was agreed that the period of non-compete and non-solicitation would be a six months and one year period, respectively, following the end of the six-month service period in which Mr. Yang provides services under the consulting agreement, as described below.

Mr. Yang and the Company also entered into a consulting agreement on the Yang Separation Date, which became effective on April 18, 2019. Pursuant to the consulting agreement, the Company has engaged Mr. Yang, as an independent contractor, for a period of six months to provide services to the Company to facilitate the transition of Mr. Yang’s former duties as President and COO to such employee(s) of the Company who assume such duties, as requested by the CEO of the Company and/or Board from time to time. In consideration for the performance of such services, Mr. Yang was paid a one-time retainer of $963,458 shortly after the effective date of the consulting agreement, subject to any amounts required to be withheld for taxes.  Mr. Yang also will be entitled to reimbursement for certain business expenses incurred in performing such services.

Mr. Henderson

In connection with his resignation, we entered into a separation agreement with Mr. Henderson, dated April 8, 2019, and effective on April 16, 2019 (the “Henderson Effective Date”), pursuant to which Mr. Henderson will continue to provide services to the Company as CAO and such additional duties as set forth in the separation agreement for a term that ends no later than six months after the Henderson Effective Date, at which time Mr. Henderson’s employment will terminate (the “Henderson Separation Date”). In consideration for his continued employment following the Henderson Effective Date, Mr. Henderson will be paid an aggregate of $815,000 (an initial payment of $407,500 and the remaining balance in six monthly installment payments during the six-month period following the Henderson Effective Date), subject to any amounts required to be withheld for taxes. These payments supersede Mr. Henderson’s existing compensation arrangements under his employment agreement. In addition, pursuant to the separation agreement, Mr. Henderson will be entitled to payment from the Company for accrued but unpaid obligations, including base salary through the Henderson Effective Date, earned but unused vacation and approved but unreimbursed business expenses.  Mr. Henderson agreed to certain waivers and releases of claims for the Company’s benefit.  Mr. Henderson also agreed that separation agreement does not affect the Company’s rights, and Mr. Henderson’s obligations and restrictions, under confidentiality, non-compete and non-solicitation provisions of his employment agreement with the Company dated January 1, 2011, as amended, and it was agreed that the period of non-compete and non-solicitation would be a six months and one year period, respectively, following the Henderson Separation Date.

Policy Prohibiting Hedging Transactions and Pledging Company Shares

Our Insider Trading Policy prohibits Company employees, including our named executive officers, and members of the Board from engaging in short-term or speculative transactions in the Company’s securities, including short sales, options and other derivatives, and from holding Company securities in a margin account or pledging securities as collateral for a loan.

Deductibility of Executive Compensation

Section 162(m) of the Code, as clarified by the Internal Revenue Service and applicable regulations, generally disallows a federal income tax deduction to public companies for compensation in excess of $1 million paid for any fiscal year to each of the Company’s “covered employees” (within the meaning of Section 162(m)) as of the end of any fiscal year. We believe, however, that under some circumstances, such as to attract or retain key executives or to recognize outstanding performance, it is in the Company’s and our stockholders’ best interests to provide compensation to selected executives even if it is not deductible.

Compensation Practices as They Relate to Risk Management

The Compensation Committee believes that an appropriate part of total compensation is fixed for our executive officers, while another equally appropriate portion is variable and linked to performance. Although the majority of the compensation provided to the named executive officers is performance-based, we believe our compensation program does not encourage excessive and unnecessary risk taking by our executive officers (or other employees) because the program is designed to encourage our officers and other employees to remain focused on both our near- and long-term goals.

STIP awards comprise a portion of the variable compensation we provide and are determined based on Company performance on a variety of measures, which the Committee believes mitigates excessive risk taking that could produce unsustainable gains in one area of performance at the expense of our overall long-term interests. In addition, the Committee sets performance goals that it believes are reasonable in light of our past performance, then-current business projections and market conditions. Additionally, our STIP includes maximum payout caps to limit the amount of incentive compensation that may be earned by the named executive officers.

A portion of the variable compensation we provided in 2018 was made up of cash-settled performance awards that are subject to service-based vesting conditions once initial performance-based conditions are attained. These awards can retain value even in a depressed market, so executives are less likely to take unreasonable risks. In addition, we provide TSR stock awards that measure our TSR over a specified three-year period relative to the TSR of certain peer companies over the same period, which aligns the interests of our executive officers with the interests of our stockholders. We believe our adoption of meaningful stock ownership guidelines further reduces the likelihood of unnecessary risk-taking because our executive officers are required to own a significant amount of Company stock.

Compensation Committee Interlocks and Insider Participation

Messrs. Bell, Gregg and Kahn served on the Compensation Committee during the fiscal year ended December 31, 2018. None of the directors who served on the Compensation Committee during 2018 has ever served as one of the Company’s officers or employees. None of our executive officers serves as a member of the board or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the CD&A with our management. Based on this review and discussion, the Compensation Committee recommended to the Board that the CD&A be included in this Amendment for the year ended December 31, 2018.

Respectfully submitted by the Compensation Committee of the Board,

Vean J. Gregg III, Chairman

Alan D. Bell

Matthew R. Kahn

EXECUTIVE COMPENSATION

Set forth below is the compensation awarded to, earned by or paid to our named executive officers for services rendered for 2016, 2017 and 2018 in all capacities, consisting of base salaries, restricted stock awards, non-equity incentive plan compensation and other compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(e)	(g)	(i)	(j)
J. Ross Craft, P.E.	2018	577,000	1,268,387	253,912	22,654	2,121,953
Chairman of the Board and	2017	560,000	1,305,052	490,000	22,234	2,377,286
Chief Executive Officer	2016	560,000	504,782	494,894	21,657	1,581,333
Qingming Yang, PhD	2018	464,000	761,038	176,805	11,000	1,412,843
President and Chief Operating	2017	450,000	662,453	340,610	10,800	1,463,863
Officer	2016	400,000	302,282	304,434	10,600	1,017,316
Sergei Krylov	2018	400,000	727,210	152,418	11,000	1,290,628
Executive Vice President and	2017	375,000	633,014	283,842	10,800	1,302,656
Chief Financial Officer	2016	375,000	290,544	285,407	10,600	961,551
J. Curtis Henderson	2018	387,000	625,738	147,464	11,000	1,171,202
Chief Administrative Officer	2017	375,000	544,686	283,842	10,800	1,214,328
	2016	375,000	223,044	285,407	10,600	894,051

(1)

Stock awards represent the aggregate grant date fair value for restricted stock and other stock awards granted under the 2007 Plan, calculated according to ASC 718. The amounts are consistent with the estimate of aggregate compensation cost to be recognized over the service period for accounting purposes for the awards, excluding the effect of estimated forfeitures, and do not necessarily correspond to the actual value that will be recognized by the named executive officers. Additional information on the assumptions used in the computation of our share-based compensation is included in Note 4 to our consolidated financial statements in our annual report on Form 10-K for the fiscal year ended December 31, 2018. For 2018, the amounts in the “Stock Awards” column reflect the grant of TSR stock awards covering an aggregate of 258,196 shares of common stock (assuming target TSR is achieved), and 774,590 cash-settled performance awards (assuming the performance criteria are achieved). The grant date fair value for cash-settled performance awards granted on March 7, 2018 is based on the closing price of our common stock on March 7, 2018, which was $3.05 per share. The grant date fair value for the TSR stock awards awarded on March 7, 2018, was calculated based on a price per share of $3.95 (assuming target TSR is achieved) which reflects the probability of achieving the applicable conditions for the TSR stock award and was determined using a Monte Carlo simulation model. See “Compensation Discussion and Analysis—Analysis of Executive Compensation Decisions—Long-Term Incentive Plan (“LTIP”)—2018 LTIP Awards,” “—2018 LTIP—Cash-Settled Performance Awards” and “—2018 LTIP—TSR Stock Awards” for additional information regarding the 2018 awards.

(2)

Represents amounts paid under the 2018 STIP. In light of continued volatile commodity prices, our desire to preserve liquidity and our focus on cost control, the Compensation Committee recommended, and the Board agreed, to exercise discretion to reduce the 2018 STIP payout to executive officers by 65% of the amount actually achieved based on results in the four performance categories. The reduced amounts reported in the table above were paid to the named executive officers in the first quarter of 2019. The 2018 STIP awards are described in more detail in “Analysis of Executive Compensation Decisions—Short-Term Incentive Plan (“STIP”)—2018 STIP Overview,” “—2018 STIP Targets and Performance Categories” and “—2018 STIP Awards.”

(3)	The following items are reported in the “All Other Compensation” column for fiscal year 2018:

Name	Insurance Premium	401(k) Plan Match	Professional Membership and Club Dues	Total
Mr. Craft	$4,254	$11,000	$7,400	$22,654
Mr. Yang	$—	$11,000	$—	$11,000
Mr. Krylov	$—	$11,000	$—	$11,000
Mr. Henderson	$—	$11,000	$—	$11,000

Grants of Plan-Based Awards for Year Ended December 31, 2018

The table below sets forth the range of potential STIP awards for 2018 performance as a dollar amount for each of the named executive officers under the 2018 STIP. The table also sets forth (i) the number of shares and grant date fair value of the performance awards granted during 2018 to the named executive officers under the 2007 Plan, and (ii) the range of potential payouts for the TSR stock awards granted during 2018 to the named executive officers under the 2007 Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(3)	Awards ($)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(l)
Mr. Craft	3/7/2018	288,500	577,000	1,009,750
	3/7/2018				48,411	96,823	145,236		$382,451
	3/7/2018							290,471	$885,937
Mr. Yang	3/7/2018	203,000	406,000	696,000
	3/7/2018				29,048	58,095	87,141		$229,475
	3/7/2018							174,283	$531,563
Mr. Krylov	3/7/2018	175,000	350,000	600,000
	3/7/2018				27,756	55,512	83,268		$219,272
	3/7/2018							166,537	$507,938
Mr. Henderson	3/7/2018	169,313	338,625	580,500
	3/7/2018				23,883	47,766	71,650		$188,676
	3/7/2018							143,299	$437,062

(1)

These columns show the range of potential values for the payout of the STIP awards for 2018 performance for each named executive officer, including the portion of the STIP award attributable to individual performance. The actual payout is determined 60% by Company-wide performance and 40% by individual performance. Amounts included in the threshold column assume that the threshold level of all Company-wide and individual performance measures were met under the 2018 STIP. Amounts included in the target column assume that the target levels of all Company-wide and individual performance measures were met, and amounts included in the maximum column assume that the excellent levels of all Company-wide and individual performance measures were met under the 2018 STIP. The actual amount of the STIP award paid to each named executive officer for 2018 performance is set forth above in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. For a detailed description of the 2018 STIP, see “Compensation Discussion and Analysis—Analysis of Executive Compensation Decisions—Short-Term Incentive Plan (“STIP”).”

(2)

These columns show a range of the potential number of shares that may be earned pursuant to the TSR stock awards granted as part of the 2018 LTIP. The number of units paid at the end of the performance period may vary from the target amount, based on our TSR achievement relative to the TSR of the specified peer companies. If the Company’s TSR ranks below the 41st percentile of the peer group at the end of the applicable performance period, then no payout will be made with respect to the TSR stock awards. The awards are described in greater detail above under “Compensation Discussion and Analysis—Analysis of Executive Compensation Decisions—Long-Term Incentive Plan (“LTIP”)—2018 LTIP Awards” and “—2018 LTIP—TSR Stock Awards.”

(3)

The cash-settled performance awards granted on March 7, 2018, were subject to a performance measure in 2018, the year of grant. The Compensation Committee certified that the performance measure was achieved as of December 31, 2018; however, these awards remain subject to time-based vesting restrictions through December 31, 2020. See “Compensation Discussion and Analysis—Analysis of Executive Compensation Decisions—Long-Term Incentive Plan (“LTIP”)—2018 LTIP—Cash-Settled Performance Awards” and “—2018 LTIP—Cash-Settled Performance Awards” for a more detailed discussion of these awards.

(4)

This column represents the aggregate grant date fair value of each LTIP award granted in 2018, in each case, calculated according to ASC 718. The grant date fair value for cash-settled performance awards granted on March 7, 2018 was $3.05. The grant date fair value of TSR stock awards granted on March 7, 2018, was $3.95. The grant date fair value for the TSR stock awards is based on the target number of TSR shares granted at the applicable grant date fair value, which reflects the probability of achieving the applicable conditions for the TSR stock awards determined using a Monte Carlo simulation model. The amounts reported do not necessarily correspond to the actual value that will be recognized by the named executive officers for these awards. See footnote (1) to the Summary Compensation Table for additional information about the assumptions used in calculating these amounts.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding, unvested stock awards under the 2007 Plan for each named executive officer as of December 31, 2018. None of the named executive officers held any outstanding stock options under the 2007 Plan during 2018.

	Stock Awards
Name	Number of Shares of Stock That Have Not Vested (#)(1)(2)	Market Value of Shares of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested($)(5)
(a)	(g)	(h)	(i)	(j)
Mr. Craft(6)	561,937	$613,828	254,251	$221,198
Mr. Yang(6)	330,413	$362,378	149,095	$129,713
Mr. Krylov	316,199	$346,818	142,941	$124,359
Mr. Henderson(6)	264,589	$289,737	115,507	$100,491

(1)

These restricted stock awards remain subject to service-based vesting conditions. The treatment of all of these awards under certain termination and change-in-control events is described below under “Potential Payments Upon Termination or Change in Control.” For each executive officer, the number of shares of stock that have not vested is made up of:

Name	Grant Date		Number of Shares of Stock That Have Not Vested
Mr. Craft	March 2, 2016	(a)	140,217
	March 7, 2017	(b)	73,334
	June 7, 2017	(b)	57,915
	March 7, 2018	(c)	290,471
Mr. Yang	March 2, 2016	(a)	83,967
	March 7, 2017	(b)	72,163
	March 7, 2018	(c)	174,283
Mr. Krylov	March 2, 2016	(a)	80,706
	March 7, 2017	(b)	68,956
	March 7, 2018	(c)	166,537
Mr. Henderson	March 2, 2016	(a)	61,956
	March 7, 2017	(b)	59,334
	March 7, 2018	(c)	143,299

(a)

Awards granted on March 2, 2016, are cash-settled performance awards, which track the value of our equity but settle in cash. Each award vested or will vest in three equal installments on December 31, 2017, December 31, 2018 and December 31, 2019, provided the executive officer was or is employed by the Company on such dates.

(b)

Awards granted on March 7, 2017 and June 7, 2017, vested or will vest in three equal installments on March 7, 2018 (when the Compensation Committee ratified the applicable performance results), December 31, 2018 and December 31, 2019, provided the executive officer was or is employed by the Company on such dates.

(c)

Awards granted on March 7, 2018 are cash-settled performance awards, which track the value of our equity but settle in cash. Each award vested or will vest in three equal installments, on March 7, 2019 (when the Compensation Committee ratified the applicable performance results), December 31, 2019 and December 31, 2020, provided the executive officer was or is employed by the Company on such dates.

(2)

This column includes unvested cash-settled performance awards granted March 2, 2016, in the following amounts: Mr. Craft 140,217; Mr. Yang 83,967; Mr. Krylov 80,706; and Mr. Henderson 61,956. This column also includes unvested cash-settled performance awards granted March 7, 2018, in the following amounts: Mr. Craft—290,471; Mr. Yang—174,283; Mr. Krylov—166,537; and Mr. Henderson—143,299.

(3)

The value of restricted stock awards is calculated based on the closing price of our common stock, which as reported by NASDAQ on December 31, 2018 (the last trading day of 2018) was $0.87. The value of cash-settled performance awards, which track the value of our equity but settle in cash based on a 30-day volume weighted average price, was $1.16 per share on December 31, 2018.

(4)

In accordance with SEC rules, the number of unearned shares reported in this column represent (a) 100% of the target number of TSR stock awards granted to the executive officers on March 2, 2016, (b) 50% (threshold) of the target number of TSR stock awards granted to the executive officers on March 7, 2017, (c) 50% (threshold) of the target number of TSR stock awards granted to the executive officer on June 7, 2017, and (d) 50% (threshold) of the target number of TSR stock awards granted to the executive officers on March 7, 2018, in each case, assuming continued achievement of the level of performance that would result in the respective payouts under the awards. For the March 2, 2016 TSR stock award, if the Company’s TSR ranks below the 44th percentile of the peer group at the end of the applicable performance period, then no payout will be made with respect to the TSR stock awards. For the March 7, 2017 and June 7, 2017 TSR stock awards, if the Company’s TSR ranks below the 43rd percentile of the peer group at the end of the applicable performance period, then no payout will be made with respect to the TSR stock awards. For the March 7, 2018 TSR stock awards, if the Company’s TSR ranks below the 41st percentile of the peer group at the end of the applicable performance period, then no payout will be made with respect to the TSR stock awards. Vesting and payout of the TSR stock awards is contingent on continuous active employment with the Company at the end of the applicable performance period, which ended December 31, 2018 (for the 2016 TSR stock awards), December 31, 2019 (for the 2017 TSR stock awards), and December 31, 2020 (for the 2018 TSR stock awards) and our relative TSR at the end of the performance period compared to the TSR of the specified peer companies. See “Compensation Discussion and Analysis – Analysis of Executive Compensation Decisions—Long-Term Incentive Plan (“LTIP”)—2018 LTIP Awards” and “—2018 LTIP—TSR Stock Awards” above for more information.

(5)

Value of vested stock is based on the closing price of our common stock on NASDAQ of $0.87 per share on December 31, 2018 (the last trading day of 2018) multiplied by the number of shares determined in accordance with footnote (4) above.

(6)

Pursuant to the terms of the Separation Agreements entered into with each of Messrs. Craft, Yang and Henderson in April 2019, all outstanding, unvested equity or equity-based awards held by such individuals as of the date of such Separation Agreements (including all outstanding equity awards shown in the table above) were forfeited in their entirety and did not vest.

Option Exercises and Stock Vested

The following table reflects stock awards that vested for each of our named executive officers during 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
(a)	(d)	(e)
Mr. Craft	332,625	$488,460
Mr. Yang	193,148	$288,272
Mr. Krylov	185,070	$276,130
Mr. Henderson	148,653	$218,197

(1)	This column includes TSR stock awards, restricted stock awards and cash-settled performance awards, which track the value of our equity but settle in cash.
(2)

All shares of TSR stock awards were granted on February 2015, and vested on January 25, 2018, when the Committee ratified the Company’s TSR performance. The value of the TSR awards on January 25, 2018 is calculated based on the closing price of our common stock, which as reported by NASDAQ on January 25, 2018 was $3.46. All shares of restricted stock vested on December 31, 2018. The value of restricted stock awards is calculated based on the closing price of our common stock, which as reported by NASDAQ on December 31, 2018 (the last trading day of 2018) was $0.87. The value of cash-settled performance awards, which track the value of our equity but settle in cash based on a 30-day volume weighted average price, was $1.16 per share on December 31, 2018.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following or in connection with retirement, other than our 401(k) plan.

Non-Qualified Deferred Compensation

We do not have any plan that provides for the deferral of compensation on a basis that is not tax qualified.

Potential Payments upon Termination or Change in Control

Employment Agreements

During 2018, we had an employment agreement with each of our named executive officers that provided, among other things, certain severance benefits in the event an executive officer’s employment terminated under specified circumstances.

As discussed in "Compensation Discussion and Analysis—Severance and Consulting Arrangements” above, we entered into separation agreements with Messrs. Craft, Yang and Henderson in April 2019. In connection with their entry into such agreements, such named executive officers became entitled to payment from the Company for accrued but unpaid obligations through their separation date (or, with respect to Mr. Henderson, the date on which his separation agreement became effective), including base salary, earned but unused vacation, and approved but unreimbursed business expenses. In addition, (i) Mr. Craft will be paid a one-time retainer of $1.8 million for consulting services provided following the separation date, (ii) Mr. Yang will be paid a one-time retainer of $963,458 for consulting services provided following the separation date and (iii) Mr. Henderson will be paid an aggregate of $815,000 for his continued employment as CAO following the date on which his separation agreement became effective.

Notwithstanding the agreements entered into in April 2019, in order to comply with applicable SEC rules, we have included qualitative and quantitative disclosure of the payments and benefits that would have been provided to our named executive officers, including Messrs. Craft, Yang and Henderson, in connection with a hypothetical termination of employment on December 31, 2018, under the then-existing arrangements.

As discussed in more detail below, the terms of our employment agreement with Mr. Craft varied in some respects from the terms of our employment agreements with other named executive officers. For example, Mr. Craft’s employment agreement provided for a higher level of severance benefits and single-trigger payments upon a change in control rather than double-trigger severance, which is provided in the employment agreements with other named executive officers. The differences in Mr. Craft’s employment agreement were the result of the Compensation Committee’s competitiveness review of Mr. Craft’s prior employment agreement. The Compensation Committee considered the level of severance benefits provided to similarly situated CEOs in the oil and gas industry and determined that the level of severance benefits in Mr. Craft’s prior employment agreement was not competitive for our industry. In addition to adjusting Mr. Craft’s severance benefits in the amended employment agreement, the Compensation Committee determined that it was in the best interest of stockholders to retain the single-trigger payment provision contained in Mr. Craft’s prior employment agreement. The single-trigger provision in the prior employment agreement was the result of good faith negotiations by the Company and Mr. Craft, and after significant arms-length discussions regarding potential terms of a new agreement in 2010, both parties agreed to keep the provision. None of our other named executive officers has or had a single-trigger payment upon a change in control, none is contemplated by the Compensation Committee, and the Compensation Committee does not expect to approve any additional, single-trigger payment provisions in the future.

Severance Payments and Benefits under the Employment Agreements

The employment agreements with our named executive officers provide for potential severance payments upon the termination of a named executive officer’s employment in certain situations, including in connection with a change in control, without cause by the Company or for good reason by the executive officer, due to nonrenewal by the Company and upon the death or permanent disability of the executive officer.

Termination for Cause, without Good Reason, or due to Executive’s Nonrenewal. In the event of an executive’s termination by the Company for cause, by the executive without good reason or by the executive’s proper notice of nonrenewal of the agreement, the Company shall have no severance obligation to the executive other than payment of accrued obligations, which are (i) earned but unpaid base salary through the date of termination, (ii) any employee benefits to which the executive has a vested entitlement as of the date of termination, (iii) accrued but unused vacation, and (iv) approved but unreimbursed eligible business expenses.

Death or Permanent Disability. Under the terms of the employment agreements, in the event of an executive’s death or if he becomes subject to a permanent disability, the agreements will terminate and we will pay the executive or his estate the accrued obligations and a lump sum severance payment, payable between 20 and 60 days after the date of termination following the executive’s proper execution of a release of claims in favor of the Company, equal to (i) 100% of the executive’s then-current annual base salary, and (ii) 100% of the average of any bonuses received by the executive in the two years immediately before the separation from service (or, if the executive has been employed for less than two years, the executive’s target bonus amount).

Termination without Cause, for Good Reason or due to Company’s Nonrenewal. If the agreements are terminated by the Company without cause, by the executive for good reason, or by the Company’s proper notice of nonrenewal of the agreement, the Company will pay each named executive officer (i) the accrued obligations, (ii) a lump sum severance payment, payable between 20 and 60 days after the date of termination following the executive’s proper execution of a release of claims in favor of the Company, equal to 200% of the greater of (A) the executive officer’s then-current base salary or (B) the executive officer’s base salary at any time within two years immediately before the separation from service, and (iii) the bonus that the named executive officer would have received based on actual achievement of applicable performance goals in the year of termination (prorated for any partial year of service, except, for Mr. Craft and Mr. Krylov, in the case of a termination without cause or for good reason), payable on the date that annual bonuses are paid to the named executive officers still employed by the Company. The Company will also reimburse the named executive officers for certain premiums paid under the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA”), for up to 18 months (or up to 24 months, in the case of Mr. Craft; in the case of all executives, up to 12 months if an executive terminates his employment for good reason), depending on the executive’s eligibility for continuation of coverage under COBRA.

Change in Control. Mr. Craft’s employment agreement provided that if Mr. Craft were to have been employed by the Company at the time of a change in control, Mr. Craft’s employment agreement would have automatically terminated, without regard to whether Mr. Craft experienced a separation from service, and Mr. Craft would have received the accrued obligations and a lump sum cash payment, payable between 20 and 60 days after the date the change in control occurs following Mr. Craft’s proper execution of a release of claims in favor of the Company, equal to (i) 200% of the greater of Mr. Craft’s then-current base salary and Mr. Craft’s base salary at any time within the two years before the change in control, and (ii) 200% of the average of any bonuses received by Mr. Craft in the two years before the change in control. We would have also reimbursed Mr. Craft for certain premiums paid under COBRA for up to 24 months following his separation from service, subject to Mr. Craft’s eligibility for continuation of coverage under COBRA. These payments and benefits are in lieu of any severance amounts that may otherwise have become due under the agreement.

If one of the other named executive officers is employed by us at the time of a change in control and his agreement is terminated without cause or by the executive for good reason within one year of the change in control, the executive will receive a lump sum cash payment, payable between 20 and 60 days after the date of termination following the executive’s proper execution of a release of claims in favor of the Company, equal to (i) 200% of the greater of the executive’s then-current base salary and his base salary at any time within the two years immediately before the change in control, and (ii) 200% of the average of bonuses received by the executive in the two years before the change in control. We will also reimburse the executive for certain premiums paid under COBRA for a period of up to 18 months, depending on the executive’s eligibility for continuation of coverage under COBRA.

If a named executive officer is terminated by the Company without cause or if he terminates his employment for good reason, in either case, within 120 days before the occurrence of a change in control, then the named executive officer will be entitled to receive, in addition to the benefits described above for termination without cause or for good reason, a lump sum equal to the excess, if any, of the severance benefits he would have received if he had been employed on the date of the change in control over the severance benefits he actually received in connection with his termination of employment.

Conditions to Receipt of Severance

All payments and benefits due under the employment agreements are conditioned upon the execution and non-revocation by the executive officer of a release for the Company’s benefit. Under the agreements, the executive officers have also agreed to certain confidentiality, non-competition and non-solicitation covenants with respect to the Company. The confidentiality covenants apply during the term of the agreement and for a one-year period following the executive officer’s termination of employment. The non-competition and non-solicitation covenants apply during the term of the agreement and for one year following the executive officer’s termination of employment (or for six months following termination of employment in the case of (i) Mr. Craft, in the event of his termination from employment for good reason or in connection with a change in control, or (ii) the other named executive officers, if an executive officer is terminated without cause or for good reason within one year following a change in control). Violation of any restrictive covenant entitles the Company to complete relief, which includes restitution. In addition, in the event of the breach of a restrictive covenant during an executive officer’s employment with us, the executive could be terminated for cause (provided that the breach constituted a material violation of the employment agreement). The employment agreements do not prohibit the Company from waiving a breach of a restrictive covenant.

Section 280G

If amounts payable to an executive officer under his employment agreement (together with any other amounts that are payable by us as a result of a change in ownership or control) (collectively, the “Payments”) exceed the amount allowed under Section 280G of the Code for such executive (thereby subjecting the executive to an excise tax), then the Payments due to the executive under the employment agreement will either (i) be reduced so that the present value of the Payments is $1.00 less than the amount which would cause the executive to incur an excise tax under Section 4999, or (ii) be paid in full, whichever produces the better net, after-tax result for the executive (taking into account any applicable excise or income taxes). We do not provide any of our named executive officers with gross-up payments to cover Section 280G excise taxes.

Employment Agreement Definitions

For purposes of the employment agreements, the following terms have been given the meanings set forth below:

“Change in control” is generally defined as (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or under which shares of the Company’s common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company’s common stock immediately before the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all, of the assets of the Company and its subsidiaries to any other person or entity (other than an affiliate of the Company), (iii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, (iv) any person or entity (other than Yorktown Energy Partners V, L.P., or any of its affiliated funds), including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of the Company’s voting stock (based on voting power), or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board. A change in control does not include a public offering of the Company’s common stock or a transaction with its sole purpose to change the state of the Company’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

“Cause” is generally defined as (i) the willful and continued failure by the executive substantially to perform his duties, responsibilities or authorities (other than any such failure resulting from the executive becoming permanently disabled), (ii) the willful engaging by the executive in misconduct that is materially injurious to the Company, (iii) any misconduct by the executive in the course and scope of the executive’s employment, including but not limited to dishonesty, disloyalty, disorderly conduct, insubordination, harassment of other employees or third parties, abuse of alcohol or controlled substances or other violations of the Company’s personnel policies, rules or Code of Conduct, (iv) any material violation by the executive of his employment agreement, or (v) any violation by the executive of any fiduciary duty owed by the executive to the Company or its affiliates. For these purposes, no act, or failure to act, on the executive’s part shall be considered “willful” unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company.

“Good reason” is generally defined as, without the executive’s consent, (i) a material diminution in the executive’s annual base salary, duties, responsibilities or authorities, (ii) a requirement that the executive report to an officer or employee other than the Board (or, in the case of executive officers other than Mr. Craft, to an officer or employee other than the president or the Board), (iii) a material relocation of the executive’s primary work location more than 50 miles from the Company’s corporate headquarters (or 25 miles, in the case of Mr. Craft), or (iv) any other material breach by the Company of its obligations under the employment agreement.

An executive will be deemed to have become “Permanently Disabled” when (i) he receives disability benefits under either Social Security or the Company’s long-term disability plan, if any, (ii) the Board, upon the written report of a qualified physician designated by the Board or its insurers, shall have determined (after a complete physical examination of the executive at any time after he has been absent from the Company for a total period of 180 or more calendar days in any 12-month period) that the executive has become physically and/or mentally incapable of performing his essential job functions with or without reasonable accommodation as required by law, or (iii) he is otherwise unable for a continuous period of 90 calendar days to perform his essential job functions with or without reasonable accommodation as required by law due to injury, illness or other incapacity (or 120 days, in the case of Mr. Craft).

Table of Severance Benefits. The following table summarizes the potential severance payments payable to our executive officers at December 31, 2018, under their employment agreements. The table is only intended to summarize various terms of the employment agreements and is qualified in its entirety by reference to the full text of the actual agreements, copies of which are on file with the SEC.

Executive Officer	Change in Control (“CIC”)(1)	By Company Without Cause or by Executive For Good Reason	Notice of Nonrenewal by Company	Death or Permanent Disability
Mr. Craft	(a) 200% of base salary, (b) 200% of average bonus during two years before CIC, and (c) COBRA premiums for up to 24 months.	(a) 200% of base salary, (b) 100% of bonus, and (c) COBRA premiums for up to 24 months (12 months if executive terminates for good reason).	(a) 200% of base salary, (b) 100% of bonus, prorated for partial year of service, and (c) COBRA premiums for up to 24 months.	(a) 100% of base salary, and (b) 100% of average bonus during two years before separation of service.
Mr. Krylov, Mr. Yang, and Mr. Henderson	(a) 200% of base salary, (b) 200% of average bonus during two years before CIC, and (c) COBRA premiums for up to 18 months.	(a) 200% of base salary, (b) 100% of bonus, and (c) COBRA premiums for up to 18 months (12 months if executive terminates for good reason).	(a) 200% of base salary, (b) 100% of bonus, prorated for partial year of service, and (c) COBRA premiums for up to 18 months.	(a) 100% of base salary, and (b) 100% of average bonus during two years before separation of service.

(1)

Change in control must be followed by termination of employment by the Company without cause or by the executive for good reason, each within one year of the change in control, for severance to be payable to the named executive officers, except for Mr. Craft. Under Mr. Craft’s employment agreement, amounts due to Mr. Craft were automatically payable upon change in control regardless of termination of employment.

Stock Incentive Plan

In addition to potential severance payments under the executive employment agreements discussed above, certain outstanding restricted stock awards granted to our named executive officers under the 2007 Plan are subject to accelerated vesting in the event of a change in control or certain termination events.

Performance Stock Awards and Cash-Settled Performance Awards

The outstanding performance stock award agreements, including the cash-settled performance awards issued in 2016 and 2018, provide that such awards will automatically vest in full upon termination of employment by reason of death or disability. In addition, in accordance with the terms of the 2007 Plan, unvested restricted shares will automatically vest in full upon the occurrence of a change in control.

TSR Stock Awards

The outstanding TSR stock award agreements provide that, if an executive officer’s employment is terminated due to death or disability, then the executive officer will be deemed, at the time of termination, to have earned the target number of TSR shares. If a change in control occurs during the performance period, we will determine the number of TSR shares earned by each executive officer assuming the performance period ends on the date of the change in control.

Special Equity Awards

The definition of change in control under the 2007 Plan and the restricted stock award agreements is the same definition as under the employment agreements, and is discussed above under “Employment Agreement Definitions.” Under the 2007 Plan and the restricted stock award agreements, “disability” is generally defined as (i) the inability of an executive to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) an executive’s receipt of income replacement benefits for a period of not less than three months under an accident or health plan covering employees of the Company or an affiliate, due to any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.

Quantification of Payments

The table below summarizes the dollar amounts of potential payments to each named executive officer upon a qualifying termination of employment or change in control assuming that each of the events described in the table below occurred on December 31, 2018. On December 31, the last trading day of 2018, the closing price of the Company’s common stock was $0.87. The values below are our best estimates of the severance payments and benefits the executives would receive upon a termination of employment or a change in control as of December 31, 2018, and we believe the amounts below have been calculated using reasonable assumptions. All amounts reported below are before taxes, which would reduce amounts ultimately received by our named executive officers. Any actual payments that may be made under the agreements described above depend on various factors, which may or may not exist at the time a change in control actually occurs and/or the named executive officer is actually terminated. Therefore, the amounts and disclosures below should be considered “forward-looking statements.”

Executive Officer	Change in Control or CIC(1)	By Company Without Cause or by Executive For Good Reason(2)	Notice of Nonrenewal by Company(2)	Death or Permanent Disability
Mr. Craft
Salary	$1,154,000	$1,154,000	$1,154,000	$577,000
Bonus	743,912	725,462	725,462	371,956
Accelerated Equity(3)	735,817	—	—	934,237
Continued Medical (COBRA)(4)	51,561	51,561	51,561	—
Total(5)	$2,685,290	$1,931,023	$1,931,023	$1,883,193
Mr. Yang
Salary	$928,000	$928,000	$928,000	$464,000
Bonus	517,415	505,157	505,157	258,708
Accelerated Equity(3)	435,429	—	—	548,753
Continued Medical (COBRA)(4)	38,671	38,671	38,671	—
Total(5)	$1,919,515	$1,471,828	$1,471,828	$1,271,461
Mr. Krylov
Salary	$800,000	$800,000	$800,000	$400,000
Bonus	436,260	435,480	435,480	218,130
Accelerated Equity(3)	417,033	—	—	525,321
Continued Medical (COBRA)(4)	38,671	38,671	38,671	—
Total(5)	$1,691,964	$1,274,151	$1,274,151	$1,143,451
Mr. Henderson
Salary	$774,000	$774,000	$774,000	$387,000
Bonus	431,306	421,327	421,327	215,653
Accelerated Equity(3)	343,639	—	—	436,816
Continued Medical (COBRA)(4)	38,671	38,671	38,671	—
Total(5)	$1,587,616	$1,233,998	$1,233,998	$1,039,469

(1)

As described above, for the named executive officers other than Mr. Craft, the change in control must be followed by a termination of employment by the Company without cause or by the executive for good reason, in either case within one year of the change in control, in order for the “Salary,” “Bonus” and “Continued Medical (COBRA)” amounts reported above to become payable. Accelerated vesting of equity awards and all payments due to Mr. Craft would have been triggered upon the occurrence of a change in control regardless of termination of employment.

(2)

Each employee’s bonus is calculated by multiplying each employee’s target bonus by the percent calculated based on achievement of performance goals in 2018. The Compensation Committee’s discretionary 65% reduction in 2018 STIP awards is not included in this calculation.

(3)

The estimated accelerated equity value each employee would receive consists of (a) accelerated cash-settled performance awards, (b) accelerated performance stock awards, and (c) accelerated TSR stock awards. The cash-settled awards are settled based on a 30-day VWAP calculation of our stock, which on December 31, 2018 came to $1.16 per cash-settled share. The performance stock awards were valued at market price on December 31, 2018, which was $0.87 per share. The TSR stock awards were also valued at market price on December 31, 2018. However, because these awards vest, or are forfeited, based on the company’s relative performance to an identified peer group, the TSR stock awards granted in 2016 were settled at “target,” and the TSR stock awards granted in 2017 and 2018 would have been entirely forfeited based on the company’s TSR performance, and therefore were treated as not vesting for purposes of the table above.

(4)

Based on assumptions used for financial reporting purposes under GAAP. In the event of a termination by the executive for good reason, the duration of continued medical benefits would only last up to 12 months; however, for purposes of quantifying amounts in this table, the “By Company Without Cause or by Executive For Good Reason” column reports up to 18 months of continued coverage (or 24 months, in the case of Mr. Craft) in the event of a termination without cause or for good reason, which is what would be provided in the event of a termination without cause by the Company.

(5)

“Total” amounts are calculated without regard to the potential 280G reduction described above under “Employment Agreements—Section 280G.” The amount of any potential reduction would be determined at the time of payment.

DIRECTOR COMPENSATION

Annual Retainer and Meeting Fees

In 2018, in light of low and volatile commodity prices, the slow pace of commodity price recovery, our desire to preserve liquidity and our focus on cost control, consistent with the decisions made with respect to the NEO’s compensation, the Board reduced the value of the compensated non-employee director’s 2018 annual stock retainer by 30%, from $80,000, as called for in our director compensation plan, to $56,000.

Each of our compensated non-employee directors received an annual retainer of $56,000 in fully vested common stock for services rendered in 2018, pro-rated for their service on our board, under our director compensation plan and as adjusted downward in the Board’s discretion.

Each of our compensated non-employee directors also received an annual retainer of $50,000, pro rata for their service on our board, in cash, stock or a combination of both, at the election of each director, payable in four equal installments on the first trading day of each quarter.

Each compensated non-employee director received cash meeting fees of $1,500 for each Board meeting attended and $1,000 for each committee meeting attended. The Lead Independent Director received an annual retainer of $25,000 in cash, stock or a combination of both, at the election of the Lead Independent Director, and payable in four equal installments on the first trading day of each quarter. In addition, the chairmen of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee received an annual retainer of $15,000 in cash, stock or a combination of both, at the election of each chairman, and payable in four equal installments on the first trading day of each quarter. Also, each of Messrs. Bell, Crain and Kahn received a lump sum payment of $15,000 (but did not receive any payment for committee meetings attended) for their service on our Special Committee, and Mr. Gregg received a lump sum payment of $20,000 for his service as Chairman of the Special Committee.

In addition, each compensated non-employee director is reimbursed for travel and miscellaneous expenses incurred to attend meetings and activities of the Board or its committees, as well as travel and miscellaneous expenses related to such director’s participation in general education and programs for directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(3)	Total ($)
(a)(1)	(b)	(c)	(h)
Mr. Bell	$94,250	$72,246	$166,496
Mr. Crain	46,000	120,995	166,995
Mr. Gregg	110,000	85,997	195.997
Mr. Kahn	51,000	105,994	156,994
Mr. Neff(2)	—	—	—
Mr. Wilks(2)	—	—	—

(1)

Mr. Craft, who was a full-time employee in 2018, does not receive compensation for serving as a director or for attending Board or committee meetings. All compensation paid to Mr. Craft for 2018 services is included in the Summary Compensation Table.

(2)

Messrs. Neff and Wilks, who are affiliated with Wilks Brothers, LLC and SDW Investments, LLC, waived compensation for serving as directors, or for attending Board or committee meetings in 2018. In March, 2019, Messrs. Neff and Wilks withdrew that waiver, and will participate in our 2019 director compensation program.

(3)

Amounts shown in this column reflect the grant date fair value of the fully vested shares of common stock received by each non-employee director and were calculated according to FASB ASC Topic 718, based on the closing price of our common stock on the date of grant as reported by NASDAQ. Please see Note 4 to our consolidated financial statements for the fiscal year ended December 31, 2018, included in our annual report on Form 10-K for the fiscal year ended December 31, 2018, a discussion of the assumptions used in determining the grant date fair value of these awards.

Information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is set forth under such heading in Item 5 of the Original Report, and is incorporated herein by reference.

Director 2019 Annual Retainer Revision

In 2019, to protect against dilution and while being mindful of liquidity, the Board decided to temporarily amend the 2019 director compensation plan by paying the annual $80,000 equity retainer quarterly in cash. As amended, each compensated director will receive $20,000 in cash on the first day of each quarter in 2019 that they serve on the Board, rather than receiving the total amount of the award on the first trading day of the year.

In addition, Mr. Neff and Mr. Wilks, who were appointed to the Board in January 2017 as designees of Wilks under the Stockholders Agreement, had previously waived their right to receive compensation for their service on the Board. In 2019, they elected to withdraw that waiver and participate in our 2019 director compensation program.

Director Stock Ownership Guidelines

The Compensation Committee believes that meaningful stock ownership by our directors is important in aligning directors’ interests more closely with those of the Company’s stockholders. Therefore, the Compensation Committee has established director stock ownership guidelines under which compensated directors who are not also named executive officers of the Company are expected to own shares of the Company’s common stock having a market value (measurable either on the grant date or the date of determination of compliance with the guidelines) of five times the portion of the annual retainer payable in cash, common stock or a combination of both, which is currently set at $50,000 for 2019. Directors have up to five years to meet the stock ownership guideline. Each compensated director currently satisfies the guidelines, except that Morgan D. Neff, Matthew D. Wilks and Matthew R. Kahn, who were each appointed in January 2017 remain in the five-year grace period.

CEO PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO in 2018, Mr. Craft.

The following table sets forth a summary of the median of the annual total compensation of all employees of our company (other than the CEO), the annual total compensation of our CEO and the ratio of such amounts.

CEO Pay Ratio
Median employee total compensation	$86,698
CEO total compensation(1)	$2,121,953
Ratio of CEO to Median employee compensation	24:1

(1)	Includes grant-date value of all equity-based compensation awarded in 2018.

To calculate the CEO pay ratio, we took the following steps:

•

In determining the median employee, we used the same median employee in 2018 as we identified in 2017 as we determined that, for 2018, there was no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure. To determine such median employee, a listing was prepared of all employees as of December 31, 2017. Compensation was annualized for those employees who were not employed for the full year of 2017. As of December 31, 2017, the Company employed 99 persons, including Mr. Craft.

•

We used a consistently applied compensation measure to identify our median employee. We accomplished this by comparing the amount of salary or wages, bonuses and the tax value of equity awards. We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. For simplicity, the value of the Company’s medical benefits provided was excluded as all employees, including the CEO, are offered the same benefits.

•

We combined all of the elements of such median employee’s compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $86,698.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 19, 2019, beneficial ownership of our common stock by our directors, the executive officers named in the Summary Compensation Table, all directors and executive officers as a group and all persons who were known to us to be the beneficial owners of more than 5% of our outstanding shares:

Name	Number of Shares of Common Stock Owned(1)	Percent(2)
Directors and Executive Officers:
Sergei Krylov(3)	524,429	*
J. Curtis Henderson(3)	460,948	*
James C. Crain(3)	210,224	*
Alan D. Bell(3)	128,701	*
Vean J. Gregg III(3)	167,394	*
Matthew R. Kahn(3)(4)	84,480	*
Morgan D. Neff(5)	—	*
Matthew D. Wilks(5)	—	*
J. Ross Craft, P.E.(3)(6)	1,321,470	1.4%
Qingming Yang, PhD(3)(7)	453,990	*
All executive officers and directors as a group (9 persons)(3)	1,966,914	2.1%
Other Beneficial Owners:
Wilks Brothers, LLC(8)(9)	45,239,713	48.28%

*	Less than one percent.
(1)	Unless otherwise indicated, all shares of stock are held directly with sole voting and investment power.
(2)	Based on 93,699,349 shares of our common stock outstanding at April 23, 2019.
(3)	The principal business address for each of these directors and executive officers is c/o Approach Resources Inc., One Ridgmar Centre, 6500 West Freeway, Suite 800, Fort Worth, Texas 76116.
(4)	Includes 12,019 shares of common stock held directly and 72,461 shares of common stock held indirectly by MRSAKAHN, LLC, of which Mr. Kahn is the sole member.
(5)	The principal business address for each of Mr. Neff and Mr. Wilks is 17010 IH 20, Cisco, TX 76437.
(6)	Mr. Craft resigned as Chief Executive Officer and Chairman of the Board on April 8, 2019. Reported holdings are based on Company records.
(7)	Mr. Yang resigned as President and Chief Operating Officer on April 10, 2019. Reported holdings are based on Company records.
(8)

Based on a Form 4 filed on January 12, 2018, Wilks Brothers, LLC hold directly 37,799,413 shares of our common stock. Wilks Brothers, LLC’s principal business address is 17010 Interstate 20, Cisco, TX 76437.

(9)

Based on a Schedule 13D/A filed with the SEC on April 12, 2018, by Wilks Brothers, LLC, SDW Investments, LLC, Dan H. Wilks, Staci Wilks, and Farris Wilks. Dan H. Wilks and Farris Wilks serve as the managers of Wilks Brothers, LLC, and Dan H. Wilks and Staci Wilks serve as the managers of SDW Investments, LLC. Each of the foregoing may be deemed to beneficially own, in the aggregate, 45,239,713 shares of our common stock. The principal business address for each of the foregoing is 17010 Interstate 20, Cisco, TX 76437.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Board has approved a written policy that requires our Audit Committee to review on an annual basis all transactions with related parties, or in which a related party has a direct or indirect interest, and to determine whether to ratify or approve the transaction after consideration of the related party’s interest in the transaction. For these purposes, a related-party transaction is a transaction between the Company and any related party, such as an officer, director or 5% stockholder of the Company, other than transactions available to all employees generally or transactions involving less than $5,000 when combined with all similar transactions. Each related party transaction in 2018 was approved or ratified in accordance with the Company’s related-party transaction policy.

In 2018, Wilks held approximately $60 million principal value of our outstanding Senior Notes, which they acquired in open market transactions not involving the Company. We make interest payments on those notes to all noteholders, pursuant to our senior indenture, as amended. As a result, we have paid interest payments to Wilks with respect to the Senior Notes they hold.

In March 2018, following a competitive bidding process, we engaged ProFrac Services LLC (“ProFrac”) to perform completion services for Company wells. There are no required minimum or maximum number of wells committed, and we may use ProFrac on a well-by-well basis throughout 2019. As of December 31, 2018, we had paid ProFrac $8.1 million for completion services. ProFrac is majority-owned by Dan H. Wilks, Staci Wilks and Farris Wilks, who are, together with Wilks Brothers, LLC and SDW Investments, LLC, holders of approximately 48.28% of our outstanding common stock. In addition, Matthew D. Wilks, our director, serves as Chief Financial Officer of ProFrac and owns an approximate 2.8% indirect equity interest in ProFrac, and Ladd Wilks, an immediate family member of Farris Wilks, serves as the Chief Executive Officer of ProFrac. Other than the interests of Matthew D. Wilks described above, none of our Wilks-appointed Board members had a direct or indirect material interest in this payment.

On April 12, 2018, the Wilks filed a Schedule 13D/A with the SEC reporting ownership of 45,239,713 shares of our common stock and approximately $60 million principal amount of our Senior Notes. The Wilks also reported in the Schedule 13D/A that they intend to engage in discussions with us regarding their investment in us, including the possible acquisition of additional shares of our common stock through the exchange of Senior Notes held by the Wilks. In connection with these discussions, the Wilks intend to discuss with the Company various amendments to the Stockholders Agreement, including but not limited to a waiver or modification of the equity cap of 48.61% of our outstanding common stock agreed to in the Stockholders Agreement. In connection with these continuing discussions, we agreed to pay certain legal expenses incurred by Wilks in their evaluation of potential transactions with us. As of April 23, 2019, these payments totaled approximately $118,000, and the agreement to reimburse legal expenses was approved and ratified by our Audit Committee in accordance with the Company’s related-party transaction policy.

Board Independence

See Item 10 “Corporate Governance—Board Independence” for a discussion of director independence.

Item 14.	Principal Accounting Fees and Services

The Audit Committee has appointed Moss Adams as our independent registered public accounting firm to audit our consolidated financial statements and internal control over financial reporting as of and for the fiscal year ending December 31, 2019.

Audit Fees

Our independent registered public accounting firm for 2016 and through November 17, 2017 was Hein & Associates LLP. The audit fees billed to us by Hein totaled $229,887 during the year ended December 31, 2017, and no fees were billed to us by Hein for the year ended December 31, 2018.

Effective November 16, 2017, Hein, the independent registered public accounting firm for the Company since 2005, combined with Moss Adams. As a result of this transaction, on November 16, 2017, Hein resigned as the independent registered public accounting firm for the Company, and concurrent with such resignation, the Company’s Audit Committee approved the engagement of Moss Adams as the new independent registered public accounting firm for the Company. The audit fees billed to us by Moss Adams in 2017 and 2018 totaled $210,441 and $516,463, respectively.

Audit fees consist of fees billed for professional services for the audit of our annual financial statements, reviews of the financial statements included in our quarterly reports and services that are normally provided in connection with statutory and regulatory filings, and the audit of our internal control over financial reporting. For 2018 and 2017, these services also include the review of our prospectuses for equity offerings. During the past two years, no tax, audit-related or other fees were billed to us by Hein or Moss Adams.

Preapproval Policy and Procedures

The Audit Committee must give prior approval to any management request for any amount or type of service (audit, audit-related and tax services or to the extent permitted by law, non-audit services) our independent registered public accounting firm provides. All audit and audit-related services rendered by Hein in 2017, and by Moss Adams in 2017 and 2018, were approved by the Audit Committee before Hein or Moss Adams, respectively, were engaged for such services. No services of any kind were approved pursuant to a waiver permitted under 17 CFR 210.2-01(c)(7)(i)(C).

PART IV

Item 15.	Exhibits, Financial Statements, Schedules
(a)	The following documents were filed part of the Original Filing:
1.	Financial Statements. The consolidated financial statements of Approach Resources Inc. included in Part II, Item 8 of the Original Filing.
2.	Financial Statement Schedules. The Valuation and Qualifying Accounts schedule included in Part IV, Item 15 of the Original Filing.
3.	Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.
(b)	The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title
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

10.13†	Third Amendment to the Approach Resources Inc. 2007 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2015, and incorporated herein by reference).

Exhibit Number	Exhibit title
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

Exhibit Number	Exhibit title

10.28	Specimen Oil and Gas Lease for University Lands (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 12, 2012, and incorporated herein by reference).

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

12.1	Statement of Computation Ratio of Earnings to Fixed Charges. (filed as Exhibit 12.1 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

14.1	Code of Conduct (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 28, 2008, and incorporated herein by reference).

21.1	Subsidiaries. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

Exhibit Number	Exhibit title
23.1	Consent of Moss Adams LLP. (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

23.2	Consent of Hein & Associates LLP. (filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

23.3	Consent of DeGolyer and MacNaughton. (filed as Exhibit 23.3 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

31.1

Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

31.2

Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

*31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

32.2

Certification by the Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

99.1	Report of DeGolyer and MacNaughton. (filed as Exhibit 99.11 to the Company’s Annual Report on Form 10-K filed March 18, 2019, and incorporated herein by reference).

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPROACH RESOURCES INC.

April 29, 2019	By:/s/ Sergei Krylov
Name:Sergei Krylov
Title:Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer)