Form 10-Q
period 2019-03-31
Approach Resources Inc
filed 2019-05-10
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common stock, $0.01 par value	AREX	NASDAQ Global Select Market

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 7, 2019, was 93,697,218.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,721	$22
Accounts receivable:
Joint interest owners	79	89
Oil, NGLs and gas sales	7,176	6,710
Derivative instruments	1,623	5,946
Prepaid expenses and other current assets	2,943	3,458
Assets held for sale	1,188	—
Total current assets	28,730	16,225

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,976,395	1,976,699
Furniture, fixtures and equipment	3,855	5,689
Total oil and gas properties and equipment	1,980,250	1,982,388
Less accumulated depletion, depreciation and amortization	(926,442)	(913,966)
Net oil and gas properties and equipment	1,053,808	1,068,422
Right of use operating lease assets	13,903	—
Total assets	$1,096,441	$1,084,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,941	$9,768
Oil, NGLs and gas sales payable	4,707	4,968
Operating lease liabilities	6,594	—
Accrued liabilities	10,029	6,341
Senior secured credit facility, net	321,193	—
Total current liabilities	347,464	21,077

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	—	300,507
Senior notes, net	84,562	84,486
Deferred income taxes	73,542	77,821
Asset retirement obligations	11,546	11,424
Operating lease liabilities	7,425	—
Other non-current liabilities	12	87
Total liabilities	524,551	495,402

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 93,706,945 and 95,030,569 issued and outstanding, respectively	937	950
Additional paid-in capital	743,580	744,126
Accumulated deficit	(172,627)	(155,831)
Total stockholders’ equity	571,890	589,245
Total liabilities and stockholders’ equity	$1,096,441	$1,084,647

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Oil, NGLs and gas sales	$19,243	$28,772

EXPENSES:
Lease operating	4,871	5,268
Production and ad valorem taxes	1,935	2,500
Exploration	9	—
General and administrative (1)	3,762	6,567
Restructuring expenses	6,282	—
Depletion, depreciation and amortization	13,606	15,680
Impairment	300	—
Gain on sale of assets	(66)	—
Total expenses	30,699	30,015

OPERATING LOSS	(11,456)	(1,243)

OTHER:
Interest expense, net	(6,773)	(5,886)
Commodity derivative loss	(2,846)	(1,928)
Other income	—	1

LOSS BEFORE INCOME TAX BENEFIT	(21,075)	(9,056)
INCOME TAX BENEFIT	(4,279)	(1,610)

NET LOSS	$(16,796)	$(7,446)

LOSS PER SHARE:
Basic	$(0.18)	$(0.08)
Diluted	$(0.18)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,757,311	94,516,280
Diluted	94,757,311	94,516,280
(1) Includes non-cash share-based compensation (benefit) expense as follows:	(394)	828

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
BALANCES, January 1, 2019:	95,030,569	$950	$744,126	$(155,831)	$589,245
Issuance of common shares to directors for compensation	27,644	—	29	—	29
Restricted stock issuance, net of cancellations	(1,186,566)	(13)	13	—	—
Share-based compensation expense	—	—	(423)	—	(423)
Surrender of restricted shares for payment of income taxes	(164,702)	—	(165)	—	(165)
Net loss	—	—	—	(16,796)	(16,796)
BALANCES, March 31, 2019:	93,706,945	937	743,580	(172,627)	571,890

BALANCES, January 1, 2018:	94,533,246	$945	$742,391	$(135,920)	$607,416
Issuance of common shares to directors for compensation	83,825	1	262	—	263
Restricted stock issuance, net of cancellations	177,841	—	—	—	—
Share-based compensation expense	—	—	565	—	565
Surrender of restricted shares for payment of income taxes	(189,826)	—	(604)	—	(604)
Net loss	—	—	—	(7,446)	(7,446)
BALANCES, March 31, 2018:	94,605,086	946	742,614	(143,366)	600,194

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(16,796)	$(7,446)
Adjustments to reconcile net loss to cash (used in )provided by operating activities:
Depletion, depreciation and amortization	13,606	15,680
Impairment	300	—
Amortization of debt issuance costs	261	262
Commodity derivative loss	2,846	1,928
Settlements of commodity derivatives	1,477	(1,531)
Share-based compensation expense	(394)	828
Deferred income tax benefit	(4,279)	(1,610)
Other non-cash items	(66)	—
Changes in operating assets and liabilities:
Accounts receivable	(456)	85
Prepaid expenses and other current assets	688	(466)
Accounts payable	(2,449)	(1,781)
Oil, NGLs and gas sales payable	(260)	72
Accrued liabilities	4,298	(636)
Cash (used in) provided by operating activities	(1,224)	5,385

INVESTING ACTIVITIES:
Additions to oil and gas properties	(175)	(13,685)
Additions to furniture, fixtures and equipment	(185)	(31)
Sale of equipment	69	—
Change in working capital related to investing activities	(1,530)	8,329
Cash used in investing activities	(1,821)	(5,387)

FINANCING ACTIVITIES:
Borrowings under credit facility	23,500	29,500
Repayment of amounts outstanding under credit facility	(3,000)	(28,500)
Tax withholdings related to restricted stock	(165)	(604)
Debt issuance costs	—	(14)
Change in working capital related to financing activities	(1,591)	(379)
Cash provided by financing activities	18,744	3

CHANGE IN CASH AND CASH EQUIVALENTS	15,699	1
CASH AND CASH EQUIVALENTS, beginning of period	$22	$21

CASH AND CASH EQUIVALENTS, end of period	$15,721	$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,359	$4,174

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$—	$—

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

Consolidation, Basis of Presentation and Significant Estimates

The interim consolidated financial statements of the Company are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year, due in part to the volatility in prices for oil, natural gas liquids (“NGLs”) and gas, future commodity prices for commodity derivative contracts, global economic and financial market conditions, interest rates, access to sources of liquidity, estimates of reserves, drilling risks, geological risks, transportation restrictions, the timing of acquisitions, product supply and demand, market competition and interruptions of production. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019.

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

March 31, 2019

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

Our liquidity and ability to comply with debt covenants under our revolving credit facility have been negatively impacted by the volatility in commodity prices, and by the severe natural gas price discount in the Permian Basin. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 for additional information regarding the financial covenants under our revolving credit facility. As of March 31, 2019, we were not in compliance with the two of the financial covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. As a result, we have classified the outstanding balance on our revolving credit facility as a current liability as of March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

In order to improve our leverage position, we are currently pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. As part of our review of deleveraging transactions, we are currently engaged in discussions with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company, including, without limitation, a possible debt for equity exchange of approximately $60 million aggregate principal amount of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). There can be no assurance that these discussions will result in the consummation of any transaction in a timely matter, if at all.

We have also reached an agreement with our credit facility lenders to forgo enforcement of remedies for an event of default caused by our failure to comply with certain financial covenants in the credit facility, for a period of 45 days. This agreement will terminate on June 22, 2019, unless earlier terminated due to additional events of default under our credit facility, or a default under the agreement. In addition, we are in continuing discussions with the lenders regarding a potential extension of and amendments to the existing credit agreement. There can be no assurance that these discussions will result in the consummation of any extension or amendment in a timely matter, if at all.

As we have previously disclosed, our Board has formed a committee of independent directors (the “Committee”) to evaluate the Exchange Transaction as well as other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either through an in court Chapter 11 proceeding or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to evaluate other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; and (iii) merging with a strategic partner.

As of March 31, 2019, we have incurred approximately $1.7 million in costs related to the potential issuance of equity in the above alternatives, which are recorded in prepaid expenses and other current assets. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility covenants.

Recent Accounting Pronouncements

On January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) account standards update for “Leases”, which amended existing guidance to require lessees to recognize liabilities and right-of-use (“ROU”) assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this guidance using a modified retrospective approach on January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance to retained earnings in the period of adoption.

We have completed our process to implement this standard, and we have designed processes and internal controls necessary for adoption of this standard. We have made policy elections to (i) not capitalize short-term leases for all asset classes, (ii) not separate non-lease components from lease components for all of our existing asset classes, (iii) apply the package of practical expedients that allows us to not reassess: whether any expired or existing contracts contain leases, lease classification for any expired or existing leases and initial direct costs for existing leases, (iv) apply the land easement practical expedient to not evaluate land easements that existed or expired prior to adoption and (v) apply the practical expedient to apply hindsight in estimating lease term and impairment.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

The impact of applying this standard is not expected to significantly impact our results of operations or cash flows. As of January 1, 2019, we recognized ROU assets and liabilities of approximately $15 million from operating leases on our consolidated balance sheet. See Note 10 for additional disclosures related to our adoption this accounting standards update.

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

2. Restructuring Expenses

During the three months ended March 31, 2019, we recorded restructuring charges of $6.3 million in connection with the departures of certain executives and in connection with the review of the potential transactions discussed above. Additionally, in connection with the departure of certain executives, 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards were forfeited, which resulted in a reduction in general and administrative expenses of $1.1 million during the three months ended March 31, 2019. The following table summarizes the Company’s restructuring accrual for the three months ended March 31, 2019, which is included under the caption “accrued liabilities” on our consolidated balance sheet (in thousands).

December 31, 2018, balance	$—
Restructuring expenses incurred	6,282
Cash payments	(483)
March 31, 2019, balance	$5,799

3.  Revenue Recognition

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

The following table presents our disaggregated revenue by major source for the three months ended March 31, 2019, and 2018 (in thousands).

	Three Months Ended
	March 31,
	2019	2018
Revenues (in thousands):
Oil	$11,356	$16,343
NGLs	5,169	7,332
Gas	2,718	5,097
Total oil, NGLs and gas sales	$19,243	$28,772

4.  Earnings Per Common Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. The following table

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

provides a reconciliation of the numerators and denominators of our basic and diluted earnings per share (dollars in thousands, except per-share amounts).

	Three Months Ended March 31,
	2019	2018
Income (numerator):
Net loss – basic	$(16,796)	$(7,446)

Weighted average shares (denominator):
Weighted average shares – basic	94,757,311	94,516,280
Dilution effect of share-based compensation, treasury method	—	—
Weighted average shares – diluted	94,757,311	94,516,280

Net loss per share:
Basic	$(0.18)	$(0.08)
Diluted	$(0.18)	$(0.08)

5. Long-Term Debt

The following table provides a summary of our long-term debt at March 31, 2019, and December 31, 2018 (in thousands).

	March 31,	December 31,
	2019	2018
Senior secured credit facility:
Outstanding borrowings	$322,000	$301,500
Debt issuance costs	(807)	(993)
Senior secured credit facility, net	321,193	300,507
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(678)	(754)
Senior notes, net	84,562	84,486
Total debt	$405,755	$384,993

Senior Secured Credit Facility

At March 31, 2019, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

At March 31, 2019, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $322 million under the Credit Facility at March 31, 2019, compared to $301.5 million of outstanding borrowings at December 31, 2018. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended March 31, 2019, was 6.5%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at March 31, 2019, and December 31, 2018, respectively, which reduce amounts available for borrowing under the Credit Facility.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 2.25 to 1.0 from March 31, 2019 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other noncash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less noncash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At March 31, 2019, our consolidated interest coverage ratio was 2.0 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability and the current operating lease liabilities. At March 31, 2019, our consolidated modified current ratio was 1.4 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter from March 31, 2019, through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt.  At March 31, 2019, our leverage ratio was 8.3 to 1.0.

As of March 31, 2019, as a result of prolonged low commodity prices in the past twelve months and restructuring expenses incurred in the three months ended March 31, 2019, we were not in compliance with the interest coverage ratio and total leverage ratio financial covenants under the Credit Facility, which represents an Event of Default (as defined in the Credit Facility). As a result, we have presented the outstanding balance under the Credit Facility as a current liability as of March 31, 2019. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. We have reached an agreement with our credit facility lenders to forgo enforcement of remedies for an event of default caused by our failure to comply with certain financial covenants in the credit facility, for a period of 45 days. This agreement will terminate on June 22, 2019, unless earlier terminated due to additional events of default under our credit facility, or a default under the agreement.

The Credit Facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

In addition, the obligations of the Company may be accelerated upon the occurrence of other Events of Default (as defined in the Credit Facility). Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries, bankruptcy or related defaults, defaults related to judgments and the occurrence of a Change of Control (as defined in the Credit Facility), which includes instances where a third party becomes the beneficial owner of more than 50% of the Company’s outstanding equity interests entitled to vote.

Senior Notes

At March 31, 2019, and December 31, 2018, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under a senior indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association,

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

as successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

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

The Indenture contains limited events of default. An event of default under the Credit Facility does not result in an event of default under our Senior Notes.

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

6.  Commitments and Contingencies

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  Since December 31, 2018, other than the restructuring expenses disclosed in Note 2, there have been no material changes to our contractual obligations.

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows.

7.  Income Taxes

For the three months ended March 31, 2019, our income tax benefit was $4.3 million, compared to $1.6 million for the three months ended March 31, 2018. The following table reconciles our income tax benefit for the three months ended March 31, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

	March 31,	March 31,
	2019	2018
Statutory tax at 21%	$(4,426)	$(1,902)
State taxes, net of federal impact	63	162
Share-based compensation tax shortfall	(11)	70
Nondeductible compensation	93	57
Other differences	2	3
Income tax benefit	$(4,279)	$(1,610)

8.  Derivative Instruments and Fair Value Measurements

The following table provides our outstanding commodity derivative positions at March 31, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C3 - Propane)
April 2019 – June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (C5 - Pentane)
April 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

The following table summarizes the fair value of our open commodity derivatives as of March 31, 2019, and December 31, 2018 (in thousands).

	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2019	2018
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$1,623	$5,946

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

		Three Months Ended
		March 31,
		2019	2018
Derivatives not designated as hedging instruments
Commodity derivatives	Net cash receipt (payment) on derivative settlements	$1,477	$(1,531)
	Non-cash fair value loss on derivatives	(4,323)	(397)
	Commodity derivative loss	$(2,846)	$(1,928)

Derivative assets and liabilities, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  Changes in the fair value of our commodity derivative contracts, not designated as cash-flow hedges, are recorded in earnings as they occur and included in income (expense) on our consolidated statements of operations. As of March 31, 2019, we had no outstanding derivative instruments designated as cash-flow hedges. We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs.  We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At March 31, 2019, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At March 31, 2019, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At March 31, 2019, we had no recurring Level 3 measurements.

Nonrecurring Fair Value Measurements

Assets Held for Sale

During the three months ended March 31, 2019, we initiated a plan to market certain corporate assets for sale. The assets are available for immediate sale and are being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019, which is a Level 3 fair value measurement.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the three months ended March 31, 2019.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	March 31, 2019
	Carrying Amount	Fair Value
Senior Notes	$84,562	$53,259

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

9.  Share-Based Compensation

Nonvested Shares

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

During the three months ended March 31, 2019, 960,890 unvested shares of restricted stock were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in share-based compensation expense of $0.9 million related to the forfeitures.

Cash-settled performance awards

As of March 31, 2019, we had 191,731 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. During the three months ended March 31, 2019, 691,509 unvested cash-settled performance awards were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in general and administrative expense of $0.2 million related to the forfeitures. For the three months ended March 31, 2019, including the forfeitures, we recognized a benefit of $0.5 million, compared to an expense of $0.3 million for the three months ended March 31, 2018. At March 31, 2019, we recorded a current liability of $0.1 million and a non-current liability of $12,000 related to the cash-settled performance awards on our consolidated balance sheets.  During the three months ended March 31, 2019, we paid $0.7 million related to vested cash-settled performance awards.

10.  Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we evaluate whether the lease will be classified as an operating lease or a finance lease. As of March 31, 2019, we do not have any finance leases. We capitalize our operating leases on our consolidated balance sheet under the caption entitled “Right of use operating lease assets” and a corresponding lease liability under the caption “operating lease liabilities”.  The operating lease liabilities are classified as current or non-current based on the estimated timing of payment. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

We currently enter into lease agreements to support our operations. These agreements are for leases on assets such as office space, compressors and well equipment. Below is a detailed description of our significant lease types.

Office Space

We lease our corporate office space under a non-cancelable agreement that expires on September 30, 2021. We have concluded that this arrangement represents an operating lease with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Compressors

We lease compressors for gas lift on our wells and for delivery of gas to our purchasers. Our compressor contracts typically have an initial lease term of one to four years, cancelable at our option with thirty day written notice. Subsequent to the expiration of the initial term, the compressor leases will continue on a month-to-month basis cancelable by either party upon thirty day written notice. Upon completion of the initial term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the initial term. We have concluded that the compressor rental agreements represent operating leases with a lease term that equals the initial term of the lease as it is reasonably certain that we will continue the lease over the initial term of the contract.

Other equipment

We lease other equipment to support our operations, with non-cancelable terms of two to three years. We have concluded that these arrangements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

Discount Rate

Our leases typically do not provide an implicit rate. Accordingly, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at the lease commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Our operating leases have a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 6.5%.

The following table summarizes our operating lease liabilities with contract terms that are greater than one year as follows (in thousands).

Operating Leases
Remainder of 2019	$5,032
2020	6,721
2021	2,922
2022	121
2023	—
Total lease payments	14,796
Less imputed interest	(777)
Total operating lease liabilities	14,019

Current operating lease liabilities	6,594
Long-term operating lease liabilities	7,425
Total operating lease liability	$14,019

The following table summarizes the components of our total lease expenses for the three months ended March 31, 2019 (in thousands).

		Three months ended
	Statement of Operations Location	March 31, 2019
Operating lease expense	General and administrative expense	$251
Operating lease expense	Lease operating expense	1,383
Short-term lease expense (1)	General and administrative expense	10
Short-term lease expense (1)	Lease operating expense	70
Total lease expense		$1,714
(1)	Short-term lease expense represents expense related to leases with a contract term of one year or less.

The following table summarizes the cash flow information related to our operating leases for the three months ended March 31, 2019 (in thousands).

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$(1,710)
Amounts billed to other owners (1)	74
Total net lease cash flow	$(1,636)

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

(1)

For a portion of our operating leases, the costs of the operating lease are shared with other working interest or royalty interest owners. These amounts are recorded as a reduction in oil and gas sales payable as incurred.

11.  Related Party Transactions

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of March 31, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. Wilks are currently engaged in discussions with the Company regarding their investment in the Company, including a possible debt for equity exchange of the Senior Notes and an additional capital infusion. There can be no assurance that these discussions will result in the consummation of any transaction in a timely matter, if at all.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist in understanding our results of operations and our financial condition. This section should be read in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.  Our consolidated financial statements and the accompanying notes included elsewhere in this report contain additional information that should be referred to when reviewing this material. Certain statements in this discussion may be forward-looking. These forward-looking statements involve risks and uncertainties, which could cause actual results to differ from those expressed in this report.  A glossary containing the meaning of the oil and gas industry terms used in this management’s discussion and analysis follows the “Results of Operations” table in this Item 2.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to continue as a going concern;
•	our ability to obtain forbearance or waivers from our lenders;
•	our ability to regain compliance with the covenants in our revolving credit facility;
•	our leverage negatively affecting the semi-annual redetermination of our revolving credit facility;
•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of our common stock in connection with potential refinancing transactions that may cause substantial dilution;
•	our cash flows and liquidity;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 150,000 net acres as of March 31, 2019.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical team have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2018, our estimated proved reserves were 180.1 million barrels of oil equivalent (“MMBoe”), made up of 29% oil, 31% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2018.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At March 31, 2019, we owned working interests in 814 producing oil and gas wells.

Going Concern Uncertainty

Our liquidity and ability to comply with debt covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices, the severe natural gas price discount in the Permian Basin and restructuring expenses incurred during the three months ended March 31, 2019. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. As of March 31, 2019, we were not in compliance with the consolidated interest coverage ratio and the consolidated total leverage ratio covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. As a result, we have classified the outstanding balance on our revolving credit facility as a current liability as of March 31, 2019. These factors raise substantial doubt regarding our ability to continue as a going concern.

In order to improve our leverage position, we are currently pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. As part of our review of deleveraging transactions, we are currently engaged in discussions with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company, including, without limitation, a possible debt for equity exchange of approximately $60 million of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). There can be no assurance that these discussions will result in the consummation of any transaction in a timely matter, if at all.

We have also reached an agreement with our credit facility lenders to forgo enforcement of remedies for an event of default caused by our failure to comply with certain financial covenants in the credit facility for a period of 45 days. This agreement will terminate on June 22, 2019, unless earlier terminated due to additional events of default under our credit facility, or a default under the agreement. See Item 5. “Other Information – Entry into a Material Definitive Agreement” for additional information regarding the terms of the agreement. In addition, we are in continuing discussions with the lenders regarding a potential extension of and amendments to the existing credit agreement. There can be no assurance that these discussions will result in the consummation of any extension or amendment in a timely matter, if at all.

As we have previously disclosed, our Board has formed a committee of independent directors (the “Committee”) to evaluate the Exchange Transaction as well as other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either through an in court Chapter 11 proceeding or through an out of court agreement with creditors. We are also considering operational matters such as adjusting our capital budget and improving cash flows from operations by continuing to reduce costs, and intend to continue to evaluate other strategic alternatives, including: (i) acquiring assets with existing production and cash flows by issuing preferred and common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; and (iii) merging with a strategic partner. There can be no assurance that any of these discussions will result in the consummation of any transaction in a timely matter, if at all, or that such plans, if implemented, would result in regaining compliance under our credit facility.

First Quarter 2019 Activity

During the three months ended March 31, 2019, we produced 906 MBoe, or 10.1 MBoe/d. At March 31, 2019, we had seven horizontal Wolfcamp wells waiting on completion. We currently have no rigs running in Project Pangea.

2019 Capital Expenditures

For the three months ended March 31, 2019, our capital expenditures totaled $0.4 million, primarily related to infrastructure projects and equipment. We initially set our 2019 capital budget at a range of $30 million to $60 million. We are currently evaluating our annual capital budget, and our capital expenditures for 2019 will depend on the results of the potential deleveraging transactions disclosed above.

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

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three months ended March 31, 2019 and 2018.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended
	March 31,
	2019	2018
Revenues (in thousands):
Oil	$11,356	$16,343
NGLs	5,169	7,332
Gas	2,718	5,097
Total oil, NGLs and gas sales	19,243	28,772

Net cash receipt (payment) on derivative settlements	1,477	(1,531)
Total oil, NGLs and gas sales including derivative impact	$20,720	$27,241

Production:
Oil (MBbls)	220	272
NGLs (MBbls)	324	352
Gas (MMcf)	2,172	2,376
Total (MBoe)	906	1,020
Total (MBoe/d)	10.1	11.3

Average prices:
Oil (per Bbl)	$51.64	$60.04
NGLs (per Bbl)	15.95	20.84
Gas (per Mcf)	1.25	2.15
Total (per Boe)	21.24	28.21

Net cash receipt (payment) on derivative settlements (per Boe)	1.63	(1.50)
Total including derivative impact (per Boe)	$22.87	$26.71

Costs and expenses (per Boe):
Lease operating	$5.38	$5.16
Production and ad valorem taxes	2.13	2.45
Exploration	0.01	—
General and administrative	4.15	6.44
Depletion, depreciation and amortization	15.02	15.37

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Oil, NGLs and gas sales.  Oil, NGLs and gas sales decreased $9.6 million, or 33%, for the three months ended March 31, 2019, to $19.2 million, compared to $28.8 million for the three months ended March 31, 2018.  The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($6.4 million) and a decrease in production volumes ($3.2 million).  Production volumes decreased as a result of no well completions in the fourth quarter of 2018 or first quarter of 2019. We expect oil, NGLs and gas sales to decrease in 2019 compared to 2018 due to a decrease in commodity prices and a decrease in production due to decreased well completion activity.

Net loss.  Net loss for the three months ended March 31, 2019, was $16.8 million, or $0.18 per diluted share, compared to $7.4 million, or $0.08 per diluted share, for the three months ended March 31, 2018. Net loss for the three months ended March 31, 2019, included restructuring expenses of $6.3 million and a commodity derivative loss of $2.8 million. The increase in the net loss for the three months ended March 31, 2019, was primarily due to the restructuring expenses ($6.3 million) and a decrease in revenue ($9.6 million), partially offset by a decrease in other operating expenses ($5.6 million).

Oil, NGLs and gas production.  Production for the three months ended March 31, 2019, totaled 906 MBoe (10.1 MBoe/d), compared to production of 1,020 MBoe (11.3 MBoe/d) in the prior-year period, an 11% decrease.  Production for the three months ended March 31, 2019, was 24% oil, 36% NGLs and 40% gas compared to 27% oil, 34% NGLs and 39% gas for the three months ended March 31, 2018.  Production volumes decreased during the three months ended March 31, 2019, as a result of no well completions in the fourth quarter of 2018 and first quarter of 2019. We expect production to decrease from current levels due to decreased well completion activity.

Commodity derivative loss.  The following table sets forth the components of our commodity derivative loss for the three months ended March 31, 2019, and 2018 (dollars in thousands).

	Three Months Ended March 31,
	2019	2018
Net cash receipt (payment) on derivative settlements	$1,477	$(1,531)
Non-cash fair value loss on derivatives	(4,323)	(397)
Commodity derivative loss	$(2,846)	$(1,928)

Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. For commodity derivatives not designated as a cash-flow hedge, we record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “commodity derivative loss.” As of March 31, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges.

Lease operating. Our lease operating expenses (“LOE”) decreased $0.4 million, or 8%, for the three months ended March 31, 2019, to $4.9 million, or $5.38 per Boe, compared to $5.3 million, or $5.16 per Boe, for the three months ended March 31, 2018.  The increase in LOE per Boe for the three months ended March 31, 2019, was primarily due to lower production volumes. The following table summarizes LOE per Boe.

	Three Months Ended March 31,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.8	$2.03	$1.8	$1.74	$-	$0.29	16.7%
Well repairs, workovers and maintenance	1.3	1.44	1.6	1.56	(0.3)	(0.12)	(7.7)
Water handling and other	1.0	1.05	1.1	1.08	(0.1)	(0.03)	(2.8)
Pumpers and supervision	0.8	0.86	0.8	0.78	-	0.08	10.3
Total	$4.9	$5.38	$5.3	$5.16	$(0.4)	$0.22	4.3%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $0.6 million, or 23%, for the three months ended March 31, 2019, to $1.9 million compared to $2.5 million for the three months ended March 31, 2018.  Production and ad valorem taxes were $2.13 per Boe and $2.45 per Boe and approximately 10.1% and 8.7% of oil, NGLs and gas sales for the three months ended March 31, 2019 and 2018, respectively. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $9,000 for the three months ended March 31, 2019, compared to no exploration expense for the three months ended March 31, 2018.

General and administrative. Our general and administrative expenses (“G&A”) decreased $2.8 million, or 43%, to $3.8 million, or $4.15 per Boe, for the three months ended March 31, 2019, compared to $6.6 million, or $6.44 per Boe, for the three months ended March 31, 2018. For the three months ended March 31, 2019, G&A included a benefit of $1.1 million related to the forfeiture of 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards in connection with the departures of certain executives. The decrease in G&A and G&A per Boe was primarily due the forfeiture of unvested restricted shares and unvested cash-settled performance awards and a decrease in salaries and benefits. We expect G&A expense to decrease compared to 2018 due to a decrease in salaries and benefits in connection with the departure of certain executives. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended March 31,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$1.8	$2.03	$3.8	$3.70	$(2.0)	$(1.67)	(45.1)%
Share-based compensation	(0.4)	$(0.43)	0.8	$0.81	(1.2)	(1.24)	(153.1)
Professional fees	1.1	$1.18	0.7	$0.71	0.4	0.47	66.2
Other	1.3	$1.37	1.3	$1.22	-	0.15	12.3
Total	$3.8	$4.15	$6.6	$6.44	$(2.8)	$(2.29)	(35.6)%

Restructuring expenses.  During the three months ended March 31, 2019, we recorded restructuring expenses of $6.3 million in connection with the departures of certain executives and in connection with the review of the potential debt restructuring transactions. We expect to continue to recognize restructuring expenses in connection with the continued review of the potential debt restructuring transactions.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $2.1 million, or 13%, to $13.6 million for the three months ended March 31, 2019, compared to $15.7 million for the three months ended March 31, 2018.  Our DD&A per Boe decreased by $0.35, or 2%, to $15.02 per Boe for the three months ended March 31, 2019, compared to $15.37 per Boe for the three months ended March 31, 2018.  The decrease in DD&A over the prior-year period was primarily due to a decrease in production.

Impairment.  During the three months ended March 31, 2019, we initiated a plan to market certain corporate assets for sale. The assets are available for immediate sale and are being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the three months ended March 31, 2019.

Interest expense, net.  Our interest expense, net, increased $0.9 million, or 15%, to $6.8 million for the three months ended March 31, 2019, compared to $5.9 million for the three months ended March 31, 2018.  This increase was primarily due to an increase in outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended March 31, 2019, was 6.5% compared to 5.5% for the three months ended March 31, 2018.

Income taxes. For the three months ended March 31, 2019, our income tax benefit was $4.3 million, compared to $1.6 million for the three months ended March 31, 2018. The following table reconciles our income tax benefit for the three months ended March 31, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	March 31,	March 31,
	2019	2018
Statutory tax at 21%	$(4,426)	$(1,902)
State taxes, net of federal impact	63	162
Share-based compensation tax shortfall	(11)	70
Nondeductible compensation	93	57
Other differences	2	3
Income tax benefit	$(4,279)	$(1,610)

Liquidity and Capital Resources

We generally will rely on cash generated from operations, to the extent available, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Due to our non-compliance with certain financial covenants under our revolving credit facility, our current sources of liquidity include only cash generated from operations and our cash balance of $15.7 million as of March 31, 2019. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. Our failure to comply with financial covenants under the revolving credit facility represents an event of default. In the case of an event of default the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. We have reached an agreement with our credit facility lenders to forgo enforcement of remedies for an event of default caused by our failure to comply with certain financial covenants in the credit facility for a period of 45 days. This agreement will terminate on June 22, 2019, unless earlier terminated due to additional events of default under our credit facility, or a default under the agreement. In addition, we are in continuing discussions with the lenders regarding a potential extension of and amendments to the existing credit agreement. See Item 5. “Other Information – Entry into a Material Definitive Agreement” for additional information regarding the terms of the agreement. These factors raise substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and liquidity.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. In addition, our revolving credit facility is subject to scheduled redeterminations of its borrowing base semi-annually, based on our reserves. Continued low commodity prices may adversely impact the results of the upcoming redetermination, and have a significant negative impact on the Company’s liquidity.

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

We believe we have adequate liquidity from cash generated from operations and our cash on hand for current working capital needs and maintenance of our current development plan, absent the lenders under our revolving credit facility taking the actions described above due to our non-compliance with the financial covenants under the revolving credit facility. However, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our revolving credit facility.

Liquidity

We have historically defined liquidity as funds available under our revolving credit facility and cash and cash equivalents. However, due to our non-compliance with financial covenants under our revolving credit facility, our current liquidity is limited to our available cash of $15.7 million as of March 31, 2019. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility, and the remedies our lenders may exercise during an event of default. As of March 31, 2019, we had $322 million in outstanding borrowings under our revolving credit facility and liquidity of $15.7 million. As of December 31, 2018, we had $301.5 million in outstanding borrowings under our revolving credit facility and liquidity of $23.2 million.

Working Capital

We had a working capital deficit of $318.7 million and $4.8 million at March 31, 2019, and December 31, 2018, respectively. The change in working capital was primarily due to the classification of the outstanding borrowings under our revolving credit facility as current as of March 31, 2019. Additionally, our working capital deficit increased due to (i) application of ASC 842, Leases, of $6.6 million and (ii) restructuring liabilities of $5.8 million. This was partially offset by an increase in cash and cash equivalents of $15.7 million.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Three Months Ended March 31,
	2019	2018
Cash (used in) provided by operating activities	$(1,224)	$5,385
Cash used in investing activities	(1,821)	(5,387)
Cash provided by financing activities	18,744	3
Net increase in cash and cash equivalents	$15,699	$1

Operating Activities

Cash used in operating activities decreased by $6.6 million, to $1.2 million during the three months ended March 31, 2019, compared to cash provided by operating activities of $5.4 million in the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in revenue ($9.6 million), partially offset by decreases in LOE ($0.4 million) and G&A ($2.8 million).

Investing Activities

Cash used in investing activities decreased by $3.6 million for the three months ended March 31, 2019, to $1.8 million, compared to the prior-year period. Cash used in investing activities for the three months ended March 31, 2019, was primarily related to infrastructure projects and equipment ($0.4 million) and changes in working capital associated with investing activities ($1.5 million). At March 31, 2019, we had seven horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities increased by $18.7 million for the three months ended March 31, 2019, compared to the prior-year period. During the three months ended March 31, 2019, net cash provided by financing activities included net borrowings under our revolving credit facility of $20.5 million, tax withholdings related to restricted stock of $0.2 million and changes in working capital associated with financing activities of $1.6 million.

Revolving Credit Facility

At March 31, 2019, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $322 million and $301.5 million under our revolving credit facility at March 31, 2019, and December 31, 2018, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended March 31, 2019, was 6.5%. The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year.

As of March 31, 2019, we were not in compliance with the interest coverage ratio and the total leverage ratio covenants under the Credit Facility, which represents an event of default. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. As a result, we have presented the outstanding balance under the revolving credit facility as a current liability as of March 31, 2019. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. We have reached an agreement with our credit facility lenders to forgo enforcement of remedies for an event of default caused by our failure to comply with certain financial covenants in the credit facility for a period of 45 days. This agreement will terminate on June 22, 2019, unless earlier terminated due to additional events of default under our credit facility, or a default under the agreement. See Item 5. “Other Information – Entry into a Material Definitive Agreement” for additional information regarding the terms of the agreement. In addition, we are in continuing discussions with the lenders regarding a potential extension of and amendments to the existing credit agreement. There can be no assurance that these discussions will result in the consummation of any extension or amendment in a timely matter, if at all.

Senior Notes

At March 31, 2019, and December 31, 2018, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes. An event of default under our revolving credit facility does not result in an event of default under our Senior Notes.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $60 million of our outstanding Senior Notes as of March 31, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. As we previously disclosed, we are currently engaged in discussions with Wilks regarding, among other things, a debt for equity exchange involving the Senior Notes. There can be no assurance that these discussions will result in the consummation of any transaction in a timely manner, if at all.

Contractual Obligations

Our contractual obligations include long-term debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2018, other than the restructuring expenses disclosed in Note 2 to our consolidated financial statements in this report, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2019, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and short-term operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption.  As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  If the current oil or natural gas prices and differentials do not improve from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

While we face the challenge of financing exploration, development and future acquisitions, we believe that we have adequate liquidity for current, near-term working capital needs from cash generated from operations and our cash balance of $15.7 million, absent actions available to the lenders under our revolving credit facility due to our non-compliance with financial covenants under our revolving credit facility. In addition, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

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

We believe the outlook for our business is dependent on the potential deleveraging transactions discussed above and the current negotiations with the lenders under our revolving credit facility.

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

Commodity Price Risk

Given the current economic outlook, we expect commodity prices to remain volatile.  Even modest decreases in commodity prices can materially affect our revenues and cash flow.  In addition, if commodity prices are anticipated to remain low for a significant amount of time, we could be required under successful efforts accounting rules to write down our oil and gas properties.

In the three months ended March 31, 2019, the NYMEX WTI prompt month price ranged from a low of $45.41 per barrel to a high of $60.14 per barrel. In the three months ended March 31, 2018, the NYMEX WTI prompt month price ranged from a low of $59.19 per barrel to a high of $66.14 per barrel.

In the three months ended March 31, 2019, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to a high of $3.59 per MMBtu. In the three months ended March 31, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.55 per MMBtu to a high of $3.63 per MMBtu.

The following table provides our outstanding commodity derivative positions at March 31, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C3 - Propane)
April 2019 – June 2019	Swap	75 Bbls/day	$42.00/Bbl
NGLs (C5 - Pentane)
April 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative loss gain on our consolidated statements of operations for derivatives not designated as cash-flow hedges. As of March 31, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

 At March 31, 2019, the fair value of our open derivative contracts was a net asset of $1.6 million, compared to $5.9 million at December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, we recognized a commodity derivative loss of $2.8 million and $1.9 million, respectively.  A hypothetical 10% increase in commodity prices would have resulted in a $1 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at March 31, 2019, and a corresponding increase in the commodity derivatives loss recorded on our consolidated statement of operations for the three months ended March 31, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2019. Based on this evaluation, the CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II―OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2018, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 18, 2019.

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended March 31, 2019.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2018 Long Term Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019	163,827	$1.01	—	—
February 1, 2019 – February 28, 2019	—	—	—	—
March 1, 2019 – March 31, 2019	875	0.93	—	—
Total	164,702	$1.01	—	—

Item 5. Other Information.

The following information is included in this Item 5 in lieu of filing a Form 8-K:

Entry into a Material Definitive Agreement

On May 9, 2019, Approach Resources Inc. (the “Borrower”) and certain subsidiaries of the Company (the “Guarantors,” and together with the Borrower, the “Credit Parties”) entered into a Limited Forbearance Agreement (the “Forbearance Agreement”) with certain lenders named therein (the “Consenting Lenders”) and JPMorgan Chase Bank, N.A., as an Issuing Bank and as Administrative Agent, with respect to the Amended and Restated Credit Agreement, dated as of May 7, 2014, as amended, among the Borrower, the Guarantors, lenders party thereto, and the Administrative Agent (the “Credit Agreement”).  Capitalized terms used in this Item 5 but not otherwise defined in this Item 5 have the meanings ascribed to them in the Forbearance Agreement.

Pursuant to the Forbearance Agreement, the Administrative Agent, Consenting Lenders, and the Issuing Bank have agreed, during a “forbearance period,” to forbear from exercising their rights and remedies under the Credit Agreement (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default that may occur on account of the failure of the Borrower to: (i) maintain a ratio of EBITDAX for the four fiscal quarter period ending March 31, 2019 to Interest Expense for such period of not less than 2.25 to 1.00 as required by the Credit Agreement; (ii) maintain a Total Leverage Ratio for the fiscal quarter ended March 31, 2019 of less than 5.00 to 1.00 as required by the Credit Agreement; and (iii) deliver notice as required by the Credit Agreement with respect to the events of default described in the foregoing clauses (i) and (ii). The forbearance period terminates at 5:00 p.m. (Dallas, Texas time) on the earlier of (a) June 22, 2019 and (b) the date on which a Forbearance Termination Event occurs, which includes the occurrence of any event of default other than foregoing specified events of default.

In the ordinary course of their respective businesses, one or more of the Lenders, or their affiliates, have or may have various relationships with the Company and its subsidiaries involving the provision of a variety of financial services, including cash management, commercial banking, investment banking, advisory or other financial services, for which they received, or will receive, customary fees and expenses. In addition, the Company and its subsidiaries may have entered into commodity derivative arrangements with one or more Lenders, or their affiliates.

The foregoing does not constitute a complete summary of the terms of the Forbearance Agreement.  A copy of the Forbearance Agreement is attached hereto as Exhibit 10.6.  The representations, warranties and covenants contained in the Forbearance Agreement were made as of a specified date, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties.  Accordingly, the representations and warranties in the Forbearance Agreement are not necessarily characterizations of the actual state of facts about the Company and its subsidiaries at the time they were made or otherwise and should be read only in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the Securities and Exchange Commission.  Investors are not third-party beneficiaries of, and should not rely upon, such representations, warranties and covenants.

Amendments to Articles of Incorporation or Bylaws

On May 8, 2019, the Board of Directors (the “Board”) of Approach Resources Inc. (the “Company”) approved a further amendment and restatement of the Company’s bylaws by adopting the Third Amended and Restated Bylaws of the Company (the “Bylaws”), which was effective immediately upon approval. The amendments: (a) revise Article II, Section 3, to clarify that the Board is authorized to cancel, postpone or reschedule any meeting of stockholders, and revise Section 4(b) to clarify that the chairman of any meeting of stockholders (and under certain circumstances, the holders of a majority of the outstanding stock) have the power to recess or adjourn such meeting; (b) revise Article II, Section 5, to clarify that at each meeting of the stockholders, in all matters, other than the election of directors (except as otherwise required by law or provided in the Company’s certificate of incorporation), the affirmative vote of the holders of a majority of such stock (or such class or classes of stock, as applicable) so present or represented by proxy at any meeting of stockholders at which a quorum is present and entitled to vote on such matter will constitute the act of stockholders (or such class, as applicable); (c) revised Article III, Section 2, to clarify that a director chosen to fill a vacancy on the Board will hold office until the next election of the class for which such director has been chosen, subject to the election and qualification of such director’s successor and to such director’s earlier death, resignation or removal; and (d) made other minor conforming, clarifying or administrative language changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws.  A copy of the Bylaws is attached hereto as Exhibit 3.4.

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws of Approach Resources Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 8, 2013, and incorporated herein by reference).

*3.4	Third Amended and Restated Bylaws of Approach Resources Inc.

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

4.2

Second Supplemental Indenture, dated as of December 20, 2016, by and among Approach Resources Inc., the guarantors named therein and Wilmington Trust, National Association, as successor trustee under the Indenture (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 22, 2016, and incorporated herein by reference).

Exhibit Number	Exhibit title

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

*10.1†	Separation Agreement by and between Approach Resources Inc. and J. Ross Craft dated April 8, 2019.

*10.2†	Consulting Agreement by and between Approach Resources Inc. and J. Ross Craft dated April 8, 2019.

*10.3†	Separation Agreement by and between Approach Resources Inc. and Qingming Yang dated April 10, 2019.

*10.4†	Consulting Agreement by and between Approach Resources Inc. and Qingming Yang dated April 10, 2019.

*10.5†	Separation and Consulting Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated April 8, 2019.

*10.6

Limited Forbearance Agreement dated as of May 9, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto.

*31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: May 10, 2019	By:	/s/ Sergei Krylov
Sergei Krylov
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)