Form 10-Q
period 2019-06-30
Approach Resources Inc
filed 2019-08-09
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 1, 2019, was 93,664,421.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,198	$22
Accounts receivable:
Joint interest owners	82	89
Oil, NGLs and gas sales	4,326	6,710
Derivative instruments	1,340	5,946
Prepaid expenses and other current assets	4,554	3,458
Assets held for sale	1,188	—
Total current assets	18,688	16,225

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,976,505	1,976,699
Furniture, fixtures and equipment	3,855	5,689
Total oil and gas properties and equipment	1,980,360	1,982,388
Less accumulated depletion, depreciation and amortization	(939,386)	(913,966)
Net oil and gas properties and equipment	1,040,974	1,068,422
Right of use operating lease assets	12,419	—
Total assets	$1,072,081	$1,084,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,099	$9,768
Oil, NGLs and gas sales payable	4,251	4,968
Operating lease liabilities	6,599	—
Accrued liabilities	5,813	6,341
Senior secured credit facility, net	321,379	—
Total current liabilities	341,141	21,077

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	—	300,507
Senior notes, net	84,637	84,486
Deferred income taxes	70,122	77,821
Asset retirement obligations	11,672	11,424
Operating lease liabilities	5,929	—
Other non-current liabilities	8	87
Total liabilities	513,509	495,402

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 93,679,776 and 95,030,569 issued and outstanding, respectively	937	950
Additional paid-in capital	743,859	744,126
Accumulated deficit	(186,224)	(155,831)
Total stockholders’ equity	558,572	589,245
Total liabilities and stockholders’ equity	$1,072,081	$1,084,647

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Oil, NGLs and gas sales	$14,720	$30,326	$33,963	$59,098

EXPENSES:
Lease operating	4,178	5,032	9,049	10,300
Production and ad valorem taxes	1,539	2,569	3,474	5,069
Exploration	1,439	3	1,448	3
General and administrative (1)	4,315	6,086	8,077	12,653
Restructuring expenses	142	—	6,424	—
Depletion, depreciation and amortization	13,068	16,849	26,674	32,529
Impairment	—	—	300	—
Gain on sale of assets	(1)	—	(67)	—
Total expenses	24,680	30,539	55,379	60,554

OPERATING LOSS	(9,960)	(213)	(21,416)	(1,456)

OTHER:
Interest expense, net	(7,412)	(6,184)	(14,185)	(12,070)
Commodity derivative gain (loss)	355	(4,884)	(2,491)	(6,812)
Other income	—	(13)	—	(12)

LOSS BEFORE INCOME TAX BENEFIT	(17,017)	(11,294)	(38,092)	(20,350)
INCOME TAX BENEFIT	(3,420)	(2,222)	(7,699)	(3,832)

NET LOSS	$(13,597)	$(9,072)	$(30,393)	$(16,518)

LOSS PER SHARE:
Basic	$(0.15)	$(0.10)	$(0.32)	$(0.17)
Diluted	$(0.15)	$(0.10)	$(0.32)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,693,117	94,470,636	94,222,277	94,548,898
Diluted	93,693,117	94,470,636	94,222,277	94,548,898
(1) Includes non-cash share-based compensation expense (benefit) as follows:	281	656	(113)	1,484

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET LOSS	$(13,597)	$(9,072)	$(30,393)	$(16,518)
Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedges (1)	—	(156)	—	(156)
Other comprehensive loss	—	(156)	—	(156)

COMPREHENSIVE LOSS	$(13,597)	$(9,228)	$(30,393)	$(16,674)

(1) Includes income tax benefit as follows:	$—	$41	$—	$41

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
BALANCES, March 31, 2019:	93,706,945	$937	$743,580	$—	$(172,627)	$571,890
Restricted stock issuance, net of cancellations	(19,061)	—	—	—	—	—
Share-based compensation expense	—	—	281	—	—	281
Surrender of restricted shares for payment of income taxes	(8,108)	—	(2)	—	—	(2)
Net loss	—	—	—	—	(13,597)	(13,597)
BALANCES, June 30, 2019:	93,679,776	937	743,859	—	(186,224)	558,572

BALANCES, January 1, 2019:	95,030,569	$950	$744,126	$—	$(155,831)	$589,245
Issuance of common shares to directors for compensation	27,644	1	28	—	—	29
Restricted stock issuance, net of cancellations	(1,205,627)	(14)	14	—	—	—
Share-based compensation expense	—	—	(142)	—	—	(142)
Surrender of restricted shares for payment of income taxes	(172,810)	—	(167)	—	—	(167)
Net loss	—	—	—	—	(30,393)	(30,393)
BALANCES, June 30, 2019:	93,679,776	937	743,859	—	(186,224)	558,572

BALANCES, March 31, 2018:	94,605,086	$946	$742,614	$—	$(143,366)	$600,194
Issuance of common shares to directors for compensation	22,176	—	55	—	—	55
Restricted stock issuance, net of cancellations	(4,360)	—	—	—	—	—
Share-based compensation expense	—	—	601	—	—	601
Retirement of common shares in connection with acquisition	(142,362)	(1)	(379)	—	—	(380)
Surrender of restricted shares for payment of income taxes	(9,904)	—	(28)	—	—	(28)
Net loss	—	—	—	—	(9,072)	(9,072)
Other comprehensive loss	—	—	—	(156)	—	(156)
BALANCES, June 30, 2018:	94,470,636	945	742,863	(156)	(152,438)	591,214

BALANCES, January 1, 2018:	94,533,246	$945	$742,391	$—	$(135,920)	$607,416
Issuance of common shares to directors for compensation	106,001	1	317	—	—	318
Restricted stock issuance, net of cancellations	173,481	—	—	—	—	—
Share-based compensation expense	—	—	1,166	—	—	1,166
Retirement of common shares in connection with acquisition	(142,362)	(1)	(379)	—	—	(380)
Surrender of restricted shares for payment of income taxes	(199,730)	—	(632)	—	—	(632)
Net loss	—	—	—	—	(16,518)	(16,518)
Other comprehensive loss	—	—	—	(156)	—	(156)
BALANCES, June 30, 2018:	94,470,636	945	742,863	(156)	(152,438)	591,214

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(30,393)	$(16,518)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depletion, depreciation and amortization	26,674	32,529
Impairment	300	—
Exploration expense	1,399	—
Amortization of debt issuance costs	523	525
Commodity derivative loss	2,491	6,812
Settlements of commodity derivatives	2,115	(3,513)
Share-based compensation expense	(113)	1,484
Deferred income tax benefit	(7,699)	(3,832)
Other non-cash items	(67)	12
Changes in operating assets and liabilities:
Accounts receivable	2,390	(1,123)
Prepaid expenses and other current assets	1,051	(811)
Accounts payable	(4,751)	(4,047)
Oil, NGLs and gas sales payable	(717)	620
Accrued liabilities	(363)	2,112
Cash (used in) provided by operating activities	(7,160)	14,250

INVESTING ACTIVITIES:
Additions to oil and gas properties	(1,683)	(27,142)
Additions to furniture, fixtures and equipment	(185)	(31)
Sale of equipment	70	—
Change in working capital related to investing activities	(433)	7,710
Cash used in investing activities	(2,231)	(19,463)

FINANCING ACTIVITIES:
Borrowings under credit facility	23,500	60,850
Repayment of amounts outstanding under credit facility	(3,000)	(54,350)
Tax withholdings related to restricted stock	(167)	(632)
Debt issuance costs	—	(14)
Change in working capital related to financing activities	(3,766)	(640)
Cash provided by financing activities	16,567	5,214

CHANGE IN CASH AND CASH EQUIVALENTS	7,176	1
CASH AND CASH EQUIVALENTS, beginning of period	$22	$21

CASH AND CASH EQUIVALENTS, end of period	$7,198	$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,088	$11,619

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$2	$2

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

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

Our liquidity and ability to comply with financial covenants under our revolving credit facility have been negatively impacted by the volatility in commodity prices, and by the severe natural gas price discount in the Permian Basin. As of June 30, 2019, our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 for additional information regarding the financial covenants under our revolving credit facility. As of June 30, 2019, we were not in compliance with two of the financial covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. As a result, we have classified the outstanding balance on our revolving credit facility as a current liability as of June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

In order to improve our leverage position, we currently are pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. As part of our review of deleveraging transactions, we currently are engaged in discussions and negotiations with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company, including, without limitation, a possible debt for equity exchange of approximately $62.3 million aggregate principal amount of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). We have engaged advisors in these discussions and negotiations, but there can be no assurance that these discussions and negotiations will result in the consummation of any transaction in a timely manner, or at all. Further, the consummation of an Exchange Transaction is contingent on the successful consummation of an extension and amendment under our credit agreement, as further discussed below.

Pursuant to the terms of a limited forbearance agreement, our credit facility lenders have agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. This limited forbearance agreement will terminate on August 21, 2019, unless earlier extended, or earlier terminated due to additional Events of Default under our revolving credit facility, or a default under the forbearance agreement. In addition, we are in continuing discussions and negotiations with the lenders regarding a potential extension of and amendments to the existing credit agreement. There can be no assurance that these discussions and negotiations will result in the consummation of any extension or amendment in a timely manner, or at all. An extension of and amendments to the existing credit agreement would be contingent on the successful and timely consummation of an Exchange Transaction. In the event the Exchange Transaction, and credit agreement extension and amendment, are not timely completed, we anticipate that we will pursue a restructuring of our balance sheet through an in-court Chapter 11 proceeding.

As we have previously disclosed, our Board has formed a committee of independent directors (the “Committee”) to evaluate the Exchange Transaction as well as other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either through an in-court Chapter 11 proceeding or through an out-of-court agreement with creditors. We also continue to review operational matters such as adjusting our capital budget and continuing to reduce costs in an effort to improve cash flows from operations, and intend to continue to evaluate other strategic alternatives, including without limitation: (i) acquiring assets with existing production and cash flows by issuing preferred or common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; and (iii) merging with a strategic partner.

As of June 30, 2019, we have incurred approximately $3.7 million in costs related to the potential issuance of equity in the above alternatives, which are recorded in prepaid expenses and other current assets. There can be no assurance that we will be able to implement any of these plans successfully, or that such plans, if executed, will result in compliance with our credit facility financial covenants.

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

Prepaid Expenses and Other Assets

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

In April 2017, we entered into an agreement that secured pricing of a hydraulic fracturing services crew. Under this agreement, we made a prepayment of $5 million, to be used as we completed wells. We have used $1.2 million of this prepayment related to hydraulic fracturing services provided during the first year of the agreement. In March 2018, this agreement was terminated, and $3.8 million of the unused prepaid balance was refunded to us.

2. Restructuring Expenses

During the six months ended June 30, 2019, we recorded restructuring charges of $6.4 million in connection with the departures of certain executives and in connection with the review of the potential financing alternatives and deleveraging transactions discussed above. Additionally, in connection with the departure of certain executives, 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards were forfeited, which resulted in a reduction in general and administrative expenses of $1.1 million during the six months ended June 30, 2019. The following table summarizes the Company’s restructuring accrual for the three and six months ended June 30, 2019, which is included under the caption “accrued liabilities” on our consolidated balance sheet (in thousands).

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Beginning balance	$5,799	$—
Restructuring expenses incurred	142	6,424
Cash payments	(5,665)	(6,148)
Ending balance	$276	$276

3.  Revenue Recognition

Revenues for the sale of oil, NGLs and gas are recognized as the product is delivered to our customers’ custody transfer points and collectability is reasonably assured. We fulfill the performance obligations under our customer contracts through daily delivery of oil, NGLs and gas to our customers’ custody transfer points and revenues are recorded on a monthly basis. The prices received for oil, NGLs and natural gas sales under our contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, our revenues from the sale of oil, natural gas and NGLs will decrease if market prices decline. The sales of oil, NGLs and gas as presented on the Consolidated Statements of Operations represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, NGLs and gas on behalf of royalty owners or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded.

The following table presents our disaggregated revenue by major source for the three and six months ended June 30, 2019, and 2018 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues (in thousands):
Oil	$11,261	$18,044	$22,616	$34,388
NGLs	4,030	8,852	9,199	16,184
Gas	(571)	3,368	2,148	8,464
Total revenue from contracts with customers	14,720	30,264	33,963	59,036
Commodity derivatives designated as cash flow hedges	—	62	—	62
Total oil, NGLs and gas sales	$14,720	$30,326	$33,963	$59,098

4.  Earnings Per Common Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. There were no potentially dilutive securities in the three or six months ended June 30, 2019, and June 30, 2018. The following table provides a

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

reconciliation of the numerators and denominators of our basic and diluted earnings per share (dollars in thousands, except per-share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (numerator):
Net loss – basic	$(13,597)	$(9,072)	$(30,393)	$(16,518)

Weighted average shares (denominator):
Weighted average shares – basic	93,693,117	94,470,636	94,222,277	94,548,898
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – diluted	93,693,117	94,470,636	94,222,277	94,548,898

Net loss per share:
Basic	$(0.15)	$(0.10)	$(0.32)	$(0.17)
Diluted	$(0.15)	$(0.10)	$(0.32)	$(0.17)

5. Long-Term Debt

The following table provides a summary of our long-term debt at June 30, 2019, and December 31, 2018 (in thousands).

	June 30,	December 31,
	2019	2018
Senior secured credit facility:
Outstanding borrowings	$322,000	$301,500
Debt issuance costs	(621)	(993)
Senior secured credit facility, net	321,379	300,507
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(603)	(754)
Senior notes, net	84,637	84,486
Total debt	$406,016	$384,993

Senior Secured Credit Facility

At June 30, 2019, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020.  The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year.

At June 30, 2019, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

We had outstanding borrowings of $322 million under the Credit Facility at June 30, 2019, compared to $301.5 million of outstanding borrowings at December 31, 2018. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended June 30, 2019, was 6.7%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at June 30, 2019, and December 31, 2018, respectively, which reduce amounts available for borrowing under the Credit Facility.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

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

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other non-cash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less non-cash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At June 30, 2019, our consolidated interest coverage ratio was 1.5 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability and the current operating lease liabilities. At June 30, 2019, our consolidated modified current ratio was 1.3 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 5.0 to 1.0, as of the last day of any fiscal quarter through June 30, 2019, thereafter not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt.  At June 30, 2019, our leverage ratio was 10.4 to 1.0.

As of June 30, 2019, as a result of prolonged low commodity prices and restructuring expenses incurred in the six months ended June 30, 2019, we were not in compliance with the interest coverage ratio and total leverage ratio financial covenants under the Credit Facility, which represents an Event of Default (as defined in the Credit Facility). As a result, we have presented the outstanding balance under the Credit Facility as a current liability as of June 30, 2019. In the case of an Event of Default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. Pursuant to the terms of a limited forbearance agreement, our credit facility lenders have agreed to forbear from exercising their rights and remedies under the Credit Facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the Credit Facility. This limited forbearance agreement will terminate on August 21, 2019, unless earlier terminated due to additional Events of Default under our Credit Facility, or a default under the forbearance agreement.

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

Senior Notes

At June 30, 2019, and December 31, 2018, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under an indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

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

7.  Income Taxes

For the three months ended June 30, 2019, our income tax benefit was $3.4 million, compared to $2.2 million for the three months ended June 30, 2018. The following table reconciles our income tax benefit for the three and six months ended June 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory tax at 21%	$(3,574)	$(2,372)	$(7,999)	$(4,274)
State taxes, net of federal impact	64	112	127	274
Share-based compensation tax shortfall	12	—	1	70
Nondeductible compensation	74	36	167	93
Other differences	4	2	5	5
Income tax benefit	$(3,420)	$(2,222)	$(7,699)	$(3,832)

8.  Derivative Instruments and Fair Value Measurements

We enter into commodity derivative contracts to reduce our exposure to fluctuations in commodity prices related to our oil, NGLs and gas production. We record open derivative instruments at fair value on our consolidated balance sheets as either current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in fair value of our commodity derivative contracts, not designated as cash-flow hedges, and cash settlements are recorded in earnings as they occur on our consolidated statements of operations under the caption entitled “Commodity derivative gain (loss).”

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. As of June 30, 2019, we had no outstanding derivative instruments designated as cash-flow hedges.

The following table provides our outstanding commodity derivative positions at June 30, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C5 - Pentane)
July 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

The following table summarizes the fair value of our open commodity derivatives as of June 30, 2019, and December 31, 2018 (in thousands).

	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2019	2018
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$1,340	$5,946

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

		Three Months Ended		Six Months Ended
	Income Statement Location	June 30,		June 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments
Net cash receipt (payment) on derivative settlements		$639	$(1,982)	$2,115	$(3,513)
Non-cash fair value loss on derivatives		(284)	(2,902)	(4,606)	(3,299)
	Commodity derivative gain (loss)	$355	$(4,884)	$(2,491)	$(6,812)

Derivatives designated as cash-flow hedges
	Oil, NGLs and gas sales	$—	$62	$—	$62

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended June 30, 2018 (in thousands).

	Pre-Tax	Tax Benefit	Net of Tax
Balance at March 31, 2018	$—	$—	$—
Other comprehensive loss before reclassifications	(135)	28	(107)
Amounts reclassified from AOCI	(62)	13	(49)
Net other comprehensive loss	(197)	41	(156)
Balance at June 30, 2018	$(197)	$41	$(156)

The following table summarizes the changes in AOCI for the six months ended June 30, 2018 (in thousands).

	Pre-Tax	Tax Benefit	Net of Tax
Balance at December 31, 2017	$—	$—	$—
Other comprehensive loss before reclassifications	(135)	28	(107)
Amounts reclassified from AOCI	(62)	13	(49)
Net other comprehensive loss	(197)	41	(156)
Balance at June 30, 2018	$(197)	$41	$(156)

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

June 30, 2019

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At June 30, 2019, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At June 30, 2019, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At June 30, 2019, we had no recurring Level 3 measurements.

Nonrecurring Fair Value Measurements

Assets Held for Sale

During the six months ended June 30, 2019, we initiated a plan to market certain corporate assets for sale. The assets are available for immediate sale and are being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019, which is a Level 3 fair value measurement.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the six months ended June 30, 2019.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	June 30, 2019
	Carrying Amount	Fair Value
Senior Notes	$84,637	$21,756

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

9.  Share-Based Compensation

Nonvested Shares

During the six months ended June 30, 2019, 960,890 unvested shares of restricted stock were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in share-based compensation expense of $0.9 million related to the forfeitures.

Cash-settled performance awards

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

As of June 30, 2019, we had 191,731 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. During the six months ended June 30, 2019, 691,509 unvested cash-settled performance awards were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in general and administrative expense of $0.2 million related to the forfeitures. For the three and six months ended June 30, 2019, including the forfeitures, we recognized a benefit of $28,000 and $0.5 million, respectively. For the three and six months ended June 30 2018, we recognized an expense of $0.5 million and $0.8 million, respectively. At June 30, 2019, we recorded a current liability of $33,000 and a non-current liability of $8,000 related to the cash-settled performance awards on our consolidated balance sheets.  During the six months ended June 30, 2019, we paid $0.7 million related to vested cash-settled performance awards.

10.  Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we evaluate whether the lease will be classified as an operating lease or a finance lease. As of June 30, 2019, we do not have any finance leases. We capitalize our operating leases on our consolidated balance sheet under the caption entitled “Right of use operating lease assets” and a corresponding lease liability under the caption “Operating lease liabilities.”  The operating lease liabilities are classified as current or non-current based on the estimated timing of payment. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

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

Compressors

We lease compressors for gas lift on our wells and for delivery of gas to our purchasers. Our compressor contracts typically have an initial lease term of one to four years, cancelable at our option with thirty-day written notice. Subsequent to the expiration of the initial term, the compressor leases will continue on a month-to-month basis cancelable by either party upon thirty-day written notice. Upon completion of the initial term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the initial term. We have concluded that the compressor rental agreements represent operating leases with a lease term that equals the initial term of the lease as it is reasonably certain that we will continue the lease over the initial term of the contract.

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

Discount Rate

Our leases typically do not provide an implicit rate. Accordingly, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at the lease commencement date. Our incremental

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Our operating leases have a weighted average remaining lease term of 2 years and a weighted average discount rate of 6.5%.

The following table summarizes our operating lease liabilities with contract terms that are greater than one year as follows (in thousands).

Operating Leases
Remainder of 2019	$3,411
2020	6,833
2021	3,005
2022	121
2023	—
Total lease payments	13,370
Less imputed interest	(842)
Total operating lease liabilities	12,528

Current operating lease liabilities	6,599
Long-term operating lease liabilities	5,929
Total operating lease liability	$12,528

The following table summarizes the components of our total lease expenses for the three and six months ended June 30, 2019 (in thousands).

		Three months ended	Six months ended
	Statement of Operations Location	June 30, 2019	June 30, 2019
Operating lease expense	General and administrative expense	$246	$497
Operating lease expense	Lease operating expense	1,387	2,770
Short-term lease expense (1)	General and administrative expense	10	19
Short-term lease expense (1)	Lease operating expense	62	132
Total lease expense		$1,705	$3,418
(1)	Short-term lease expense represents expense related to leases with a contract term of one year or less.

The following table summarizes the cash flow information related to our operating leases for the three and six months ended June 30, 2019 (in thousands).

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$(1,705)	$(3,415)
Amounts billed to other owners (1)	66	140
Total net lease cash flow	$(1,639)	$(3,275)

(1) For a portion of our operating leases, the costs of the applicable operating leases are shared with other working interest or royalty interest owners. These amounts are recorded as a reduction in oil and gas sales payable as incurred.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

11.  Related Party Transactions

Wilks, a related party, has purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $62.3 million of our outstanding Senior Notes as of June 30, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. Wilks currently are engaged in discussions and negotiations with the Company regarding their investment in the Company, including a possible debt for equity exchange of the Senior Notes and an additional capital infusion. We have engaged advisors in these discussions and negotiations, but there can be no assurance that these discussions will result in the consummation of any transaction in a timely manner, or at all. In connection with these discussions and negotiations, the Company has incurred $0.2 million of legal fees on behalf of Wilks.

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services for the Company. There is no required minimum or maximum number of wells committed. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership in ProFrac. During the three months ended June 30, 2018, we incurred capital expenditures of $5.1 million for hydraulic fracturing services with ProFrac, which is included in additions to oil and gas properties on our consolidated statements of cash flows. We have not utilized ProFrac completion services in the three and six months ended June 30, 2019.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to continue as a going concern;
•	our ability to obtain forbearance or waivers from our lenders;
•	our ability to regain compliance with the covenants in our revolving credit facility;
•	our leverage negatively affecting the semi-annual redetermination of our revolving credit facility;
•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•	our ability to obtain additional financing necessary to fund our operations and capital expenditures and to meet our other obligations;
•	our ability to maintain a sound financial position;
•	issuance of equity securities in connection with potential financing or deleveraging transactions or other strategic alternatives that may cause substantial dilution;
•	our cash flows and liquidity;

•	the effects of government regulation and permitting and other legal requirements, including laws or regulations that could restrict or prohibit hydraulic fracturing;
•	disruption of credit and capital markets;
•	disruptions to, capacity constraints in or other limitations on the pipeline systems that deliver our oil, NGLs and natural gas and other processing and transportation considerations;
•	marketing of oil, NGLs and natural gas;
•	high costs, shortages, delivery delays or unavailability of drilling and completion equipment, materials, labor or other services;
•	competition in the oil and gas industry;
•	uncertainty regarding our future operating results;
•	profitability of drilling locations;
•	interpretation of 3-D seismic data;
•	replacing our oil, NGLs and natural gas reserves;
•	our ability to retain and attract key personnel;
•	our business strategy, including our ability to recover oil, NGLs and natural gas in place associated with our Wolfcamp shale oil resource play in the Permian Basin;
•	development of our current asset base or property acquisitions;
•	estimated quantities of oil, NGLs and natural gas reserves and present value thereof;
•	plans, objectives, expectations and intentions contained in this report that are not historical; and
•	other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 116,000 net acres as of June 30, 2019.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory.  Our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical teams have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2018, our estimated proved reserves were 180.1 million barrels of oil equivalent (“MMBoe”), made up of 29% oil, 31% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2018.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At June 30, 2019, we owned working interests in 810 producing oil and gas wells.

Going Concern Uncertainty

Our liquidity and ability to comply with financial covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices, the severe natural gas price discount in the Permian Basin and restructuring expenses incurred during the six months ended June 30, 2019. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. As of June 30, 2019, we were not in compliance with the consolidated interest coverage ratio and the consolidated total leverage ratio covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. As a result, we have classified the outstanding balance on our revolving credit facility as a current liability as of June 30, 2019. These factors raise substantial doubt regarding our ability to continue as a going concern.

In order to improve our leverage position, we currently are pursuing or considering a number of actions, which in certain cases may require the consent of current lenders, stockholders or bond holders. As part of our review of deleveraging transactions, we currently are engaged in discussions and negotiations with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company, including, without limitation, a possible debt for equity exchange of approximately $62.3 million of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). We have engaged advisors in these discussions and negotiations, but there can be no assurance that these discussions and negotiations will result in the consummation of any transaction in a timely manner, or at all. Further, the consummation of an Exchange Transaction is contingent on the successful consummation of an extension and amendment under our credit agreement, as further discussed below. In the event the Exchange Transaction, and credit agreement extension and amendment, are not timely completed, we anticipate that we will pursue a restructuring of our balance sheet through an in-court Chapter 11 proceeding.

Pursuant to the terms of a limited forbearance agreement, our credit facility lenders have agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the revolving credit facility. This limited forbearance agreement will terminate on August 21, 2019, unless earlier terminated due to additional Events of Default under our revolving credit facility, or a default under the forbearance agreement. In addition, we are in continuing discussions and negotiations with the lenders regarding a potential extension of and amendment to the existing credit agreement. There can be no assurance that these discussions and negotiations will result in the consummation of any extension or amendment in a timely manner, or at all. An extension of and amendment to the existing credit agreement would be contingent on the successful and timely consummation of an Exchange Transaction.

As we have previously disclosed, our Board has formed a committee of independent directors (the “Committee”) to evaluate the Exchange Transaction as well as other financing alternatives and deleveraging transactions, including without limitation (i) amendments or waivers to the covenants or other provisions of our revolving credit facility, (ii) raising new capital in private or public markets and (iii) restructuring our balance sheet either through an in-court Chapter 11 proceeding or through an out-of-court agreement with creditors. We also are considering operational matters such as adjusting our capital budget and continuing to reduce costs in an effort to improve cash flows from operations, and intend to continue to evaluate other strategic alternatives, including without limitation: (i) acquiring assets with existing production and cash flows by issuing preferred or common equity to finance such acquisitions; (ii) selling existing producing or midstream assets; and (iii) merging with a strategic partner. There can be no assurance that we will be able to consummate any of these financing or deleveraging transactions or other strategic alternatives in a timely manner, or at all, or that such financing or deleveraging transactions or other strategic alternatives, if implemented, would result in regaining or continuing compliance under our credit facility.

Second Quarter 2019 Activity

During the three months ended June 30, 2019, we produced 875 MBoe, or 9.6 MBoe/d. At June 30, 2019, we had seven horizontal Wolfcamp wells waiting on completion. We currently have no rigs running in Project Pangea.

2019 Capital Expenditures

We currently are evaluating our annual capital budget, and our capital expenditures for 2019 will be dependent on the successful consummation of the potential financing and deleveraging transactions and other strategic alternatives disclosed above. For the three months ended June 30, 2019, our capital expenditures totaled $1.5 million.

We initially set our 2019 capital budget at a range of $30 million to $60 million, prior to suspending our capital budget in light of our pursuit of the financing and deleveraging transactions discussed above. Our original 2019 capital budget excluded acquisitions and lease extensions and renewals and is subject to change depending upon a number of factors, including prevailing and anticipated prices for oil, NGLs and gas, results of horizontal drilling and completions, economic and industry conditions at the time of drilling, the availability of sufficient capital resources for drilling prospects, our financial results and the availability of lease extensions and renewals on reasonable terms. The impact of changes in these collective factors in the current commodity price environment is difficult to estimate. We will assess the impact of changes in these collective factors, as well as the results of the potential financing and deleveraging transactions on our development plan at the appropriate time, and we may respond to such changes by altering our capital budget or our development plan.

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and six months ended June 30, 2019 and 2018.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues (in thousands):
Oil	$11,261	$18,106	$22,616	$34,450
NGLs	4,030	8,852	9,199	16,184
Gas	(571)	3,368	2,148	8,464
Total oil, NGLs and gas sales	14,720	30,326	33,963	59,098

Net cash receipt (payment) on derivative settlements	639	(1,982)	2,115	(3,513)
Total oil, NGLs and gas sales including derivative impact	$15,359	$28,344	$36,078	$55,585

Production:
Oil (MBbls)	199	278	419	550
NGLs (MBbls)	323	377	647	729
Gas (MMcf)	2,117	2,404	4,289	4,780
Total (MBoe)	875	1,056	1,781	2,076
Total (MBoe/d)	9.6	11.6	9.8	11.5

Average prices:
Oil (per Bbl)	$56.54	$65.09	$53.97	$62.59
NGLs (per Bbl)	12.49	23.49	14.22	22.21
Gas (per Mcf)	(0.27)	1.40	0.50	1.77
Total (per Boe)	16.83	28.73	19.07	28.47

Net cash receipt (payment) on derivative settlements (per Boe)	0.73	(1.88)	1.19	(1.69)
Total including derivative impact (per Boe)	$17.56	$26.85	$20.26	$26.78

Costs and expenses (per Boe):
Lease operating	$4.78	$4.77	$5.08	$4.96
Production and ad valorem taxes	1.76	2.43	1.95	2.44
Exploration	1.65	—	0.81	—
General and administrative	4.93	5.77	4.54	6.10
Depletion, depreciation and amortization	14.94	15.96	14.98	15.67

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Oil, NGLs and gas sales.  Oil, NGLs and gas sales decreased $15.6 million, or 51%, for the three months ended June 30, 2019, to $14.7 million, compared to $30.3 million for the three months ended June 30, 2018.  The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($10.4 million) and a decrease in production volumes ($5.2 million).  Production volumes decreased as a result of no well completions since the third quarter of 2018. We expect oil, NGLs and gas sales to decrease in 2019 compared to 2018 due to a decrease in commodity prices and a decrease in production due to decreased well completion activity.

Net loss.  Net loss for the three months ended June 30, 2019, was $13.6 million, or $0.15 per diluted share, compared to $9.1 million, or $0.10 per diluted share, for the three months ended June 30, 2018. Net loss for the three months ended June 30, 2019, included a commodity derivative gain of $0.4 million. The increase in the net loss for the three months ended June 30, 2019, was primarily due to a decrease in revenue ($15.6 million), partially offset by a decrease in operating expenses ($5.9 million).

Oil, NGLs and gas production.  Production for the three months ended June 30, 2019, totaled 875 MBoe (9.6 MBoe/d), compared to production of 1,056 MBoe (11.6 MBoe/d) in the prior-year period, a 17% decrease.  Production for the three months ended June 30, 2019, was 23% oil, 37% NGLs and 40% gas compared to 26% oil, 36% NGLs and 38% gas for the three months ended June 30, 2018.  Production volumes decreased during the three months ended June 30, 2019, as a result of no well completions since the third quarter of 2018. We expect production to decrease from current levels due to decreased well completion activity.

Commodity derivative gain (loss).  The following table sets forth the components of our commodity derivative gain (loss) for the three months ended June 30, 2019, and 2018 (dollars in thousands).

	Three Months Ended June 30,
	2019	2018
Net cash receipt (payment) on derivative settlements	$639	$(1,982)
Non-cash fair value loss on derivatives	(284)	(2,902)
Commodity derivative gain (loss)	$355	$(4,884)

Historically, we have not designated our derivative instruments as cash-flow hedges. Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. For commodity derivatives not designated as a cash-flow hedge, we record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “Commodity derivative gain (loss).” As of June 30, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $0.8 million, or 17%, for the three months ended June 30, 2019, to $4.2 million, or $4.78 per Boe, compared to $5 million, or $4.77 per Boe, for the three months ended June 30, 2018. The decrease in LOE for the three months ended June 30, 2019, was primarily due to a decrease in well repairs, workovers and maintenance and water handling. The following table summarizes LOE in millions and LOE per Boe.

	Three Months Ended June 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.8	$2.01	$1.6	$1.56	$0.2	$0.45	28.8%
Well repairs, workovers and maintenance	0.9	1.06	1.4	1.33	(0.5)	(0.27)	(20.3)
Water handling and other	0.7	0.85	1.2	1.16	(0.5)	(0.31)	(26.7)
Pumpers and supervision	0.8	0.86	0.8	0.72	-	0.14	19.4
Total	$4.2	$4.78	$5.0	$4.77	$(0.8)	$0.01	0.2%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.1 million, or 40%, for the three months ended June 30, 2019, to $1.5 million compared to $2.6 million for the three months ended June 30, 2018.  Production and ad valorem taxes were $1.76 per Boe and $2.43 per Boe and approximately 10.5% and 8.5% of oil, NGLs and gas sales for the three months ended June 30, 2019 and 2018, respectively. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $1.4 million for the three months ended June 30, 2019, compared to $3,000 for the three months ended June 30, 2018. The increase in exploration expense is due to lease expirations of approximately 2,400 net acres in the three months ended June 30, 2019.

General and administrative. Our general and administrative expenses (“G&A”) decreased $1.8 million, or 29%, to $4.3 million, or $4.93 per Boe, for the three months ended June 30, 2019, compared to $6.1 million, or $5.77 per Boe, for the three months ended June 30, 2018. The decrease in G&A and G&A per Boe was primarily due to a decrease in salaries and benefits and share-based compensation due to the departure of certain executives. We expect G&A to decrease compared to 2018 due to a decrease in salaries and benefits in connection with the departure of certain executives. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended June 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$2.0	$2.25	$3.6	$3.40	$(1.6)	$(1.15)	(33.8)%
Share-based compensation	0.3	$0.32	0.7	$0.62	(0.4)	(0.30)	(48.4)
Professional fees	0.7	$0.77	0.5	$0.48	0.2	0.29	60.4
Other	1.3	$1.59	1.3	$1.27	-	0.32	25.2
Total	$4.3	$4.93	$6.1	$5.77	$(1.8)	$(0.84)	(14.6)%

Restructuring expenses.  During the three months ended June 30, 2019, we recorded restructuring expenses of $0.1 million in connection with the departures of certain executives and in connection with the review of the potential deleveraging transactions. We expect to continue to recognize restructuring expenses in connection with the continued review of the potential financing and deleveraging transactions.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $3.7 million, or 22%, to $13.1 million for the three months ended June 30, 2019, compared to $16.8 million for the three months ended June 30, 2018.  Our DD&A per Boe decreased by $1.02, or 6%, to $14.94 per Boe for the three months ended June 30, 2019, compared to $15.96 per Boe for the three months ended June 30, 2018.  The decrease in DD&A over the prior-year period was primarily due to a decrease in production.

Interest expense, net.  Our interest expense, net, increased $1.2 million, or 20%, to $7.4 million for the three months ended June 30, 2019, compared to $6.2 million for the three months ended June 30, 2018.  This increase was primarily due to an increase in outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended June 30, 2019, was 6.7% compared to 5.8% for the three months ended June 30, 2018.

Income taxes. For the three months ended June 30, 2019, our income tax benefit was $3.4 million, compared to $2.2 million for the three months ended June 30, 2018. The following table reconciles our income tax benefit for the three months ended June 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	June 30,	June 30,
	2019	2018
Statutory tax at 21%	$(3,574)	$(2,372)
State taxes, net of federal impact	64	112
Share-based compensation tax shortfall	12	—
Nondeductible compensation	74	36
Other differences	4	2
Income tax benefit	$(3,420)	$(2,222)

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Oil, NGLs and gas sales.  Oil, NGLs and gas sales decreased $25.1 million, or 43%, for the six months ended June 30, 2019, to $34 million, compared to $59.1 million for the six months ended June 30, 2018.  The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($16.7 million) and a decrease in production volumes ($8.4 million).  Production volumes decreased as a result of no well completions since the third quarter of 2018. We expect oil, NGLs and gas sales to decrease in 2019 compared to 2018 due to a decrease in commodity prices and a decrease in production due to decreased well completion activity.

Net loss.  Net loss for the six months ended June 30, 2019, was $30.4 million, or $0.32 per diluted share, compared to $16.5 million, or $0.17 per diluted share, for the six months ended June 30, 2018. Net loss for the six months ended June 30, 2019, included restructuring expenses of $6.4 million and a commodity derivative loss of $2.5 million. The increase in the net loss for the six months ended June 30, 2019, was primarily due to a decrease in revenue ($25.1 million) and the restructuring expenses of $6.4 million, partially offset by a decrease in other operating expenses ($11.6 million).

Oil, NGLs and gas production.  Production for the six months ended June 30, 2019, totaled 1,781 MBoe (9.8 MBoe/d), compared to production of 2,076 MBoe (11.5 MBoe/d) in the prior-year period, a 14% decrease.  Production for the six months ended June 30, 2019, was 24% oil, 36% NGLs and 40% gas compared to 27% oil, 35% NGLs and 38% gas for the six months ended June 30, 2018.  Production volumes decreased during the six months ended June 30, 2019, as a result of no well completions since the third quarter of 2018. We expect production to decrease from current levels due to decreased well completion activity.

Commodity derivative loss.  The following table sets forth the components of our commodity derivative loss for the six months ended June 30, 2019, and 2018 (dollars in thousands).

	Six Months Ended June 30,
	2019	2018
Net cash receipt (payment) on derivative settlements	$2,115	$(3,513)
Non-cash fair value loss on derivatives	(4,606)	(3,299)
Commodity derivative loss	$(2,491)	$(6,812)

Lease operating. Our LOE decreased $1.3 million, or 12%, for the six months ended June 30, 2019, to $9 million, or $5.08 per Boe, compared to $10.3 million, or $4.96 per Boe, for the six months ended June 30, 2018.  The increase in LOE per Boe for the six months ended June 30, 2019, was primarily due to lower production volumes. The following table summarizes LOE in millions and LOE per Boe.

	Six Months Ended June 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$3.6	$2.02	$3.4	$1.65	$0.2	$0.37	22.4%
Well repairs, workovers and maintenance	2.2	1.25	3.0	1.44	(0.8)	(0.19)	(13.2)
Water handling and other	1.7	0.95	2.3	1.12	(0.6)	(0.17)	(15.2)
Pumpers and supervision	1.5	0.86	1.6	0.75	(0.1)	0.11	14.7
Total	$9.0	$5.08	$10.3	$4.96	$(1.3)	$0.12	2.4%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $1.6 million, or 31%, for the six months ended June 30, 2019, to $3.5 million compared to $5.1 million for the six months ended June 30, 2018.  Production and ad valorem taxes were $1.95 per Boe and $2.44 per Boe and approximately 10.2% and 8.6% of oil, NGLs and gas sales for the six months ended June 30, 2019 and 2018, respectively. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $1.4 million for the six months ended June 30, 2019, compared to $3,000 for the six months ended June 30, 2018. The increase in exploration expense is due to lease expirations of approximately 2,400 net acres in the six months ended June 30, 2019.

General and administrative. Our general and administrative expenses (“G&A”) decreased $4.6 million, or 36%, to $8.1 million, or $4.54 per Boe, for the six months ended June 30, 2019, compared to $12.7 million, or $6.10 per Boe, for the six months ended June 30, 2018. For the six months ended June 30, 2019, G&A included a benefit of $1.1 million related to the forfeiture of 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards in connection with the departures of certain executives. The decrease in G&A and G&A per Boe was primarily due a decrease in salaries and benefits and share-based compensation due to the departure of certain executives. We expect G&A to decrease compared to 2018 due to a decrease in salaries and benefits in connection with the departure of certain executives. The following table summarizes G&A in millions and G&A per Boe.

	Six Months Ended June 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$3.8	$2.14	$7.4	$3.56	$(3.6)	$(1.42)	(39.9)%
Share-based compensation	(0.1)	$(0.06)	1.5	$0.71	(1.6)	(0.77)	(108.5)
Professional fees	1.8	$0.98	1.2	$0.59	0.6	0.39	66.1
Other	2.6	$1.48	2.6	$1.24	-	0.24	19.4
Total	$8.1	$4.54	$12.7	$6.10	$(4.6)	$(1.56)	(25.6)%

Restructuring expenses.  During the six months ended June 30, 2019, we recorded restructuring expenses of $6.4 million in connection with the departures of certain executives and in connection with the review of the potential deleveraging transactions. We expect to continue to recognize restructuring expenses in connection with the continued review of the potential financing and deleveraging transactions.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $5.8 million, or 18%, to $26.7 million for the six months ended June 30, 2019, compared to $32.5 million for the six months ended June 30, 2018.  Our DD&A per Boe decreased by $0.69, or 4%, to $14.98 per Boe for the six months ended June 30, 2019, compared to $15.67 per Boe for the six months ended June 30, 2018.  The decrease in DD&A over the prior-year period was primarily due to a decrease in production.

Impairment.  During the six months ended June 30, 2019, we initiated a plan to market certain corporate assets for sale. The assets are available for immediate sale and are being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the six months ended June 30, 2019.

Interest expense, net.  Our interest expense, net, increased $2.1 million, or 18%, to $14.2 million for the six months ended June 30, 2019, compared to $12.1 million for the six months ended June 30, 2018.  This increase was primarily due to an increase in outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the six months ended June 30, 2019, was 6.6% compared to 5.6% for the six months ended June 30, 2018.

Income taxes. For the six months ended June 30, 2019, our income tax benefit was $7.7 million, compared to $3.8 million for the six months ended June 30, 2018. The following table reconciles our income tax benefit for the six months ended June 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	June 30,	June 30,
	2019	2018
Statutory tax at 21%	$(7,999)	$(4,274)
State taxes, net of federal impact	127	274
Share-based compensation tax shortfall	1	70
Nondeductible compensation	167	93
Other differences	5	5
Income tax benefit	$(7,699)	$(3,832)

Liquidity and Capital Resources

We believe the liquidity of our business is dependent on a successful restructuring of our balance sheet in the near term. In the event the Exchange Transaction, and credit agreement extension and amendment, as discussed above, are not completed in the near term, we anticipate that we will pursue a restructuring of our balance sheet through an in-court Chapter 11 proceeding.

Our failure to comply with financial covenants under the revolving credit facility represents an event of default. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. Pursuant to the terms of a limited forbearance agreement, our credit facility lenders have agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the revolving credit facility. This limited forbearance agreement will terminate on August 21, 2019, unless earlier terminated due to additional Events of Default under our revolving credit facility, or a default under the forbearance agreement. In addition, we are in continuing discussions and negotiations with the lenders regarding a potential extension of and amendment to the existing credit agreement. These factors raise substantial doubt about our ability to continue as a going concern. See Note 1 to our consolidated financial statements in this report for additional information regarding our plans to improve our leverage and liquidity.

In the event we successfully consummate the Exchange Transactions and associated credit agreement extension and amendment, we generally would rely on cash generated from operations, to the extent available, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Due to our non-compliance with certain financial covenants under our revolving credit facility, our current sources of liquidity include only cash generated from operations and our cash balance of $7.2 million as of June 30, 2019. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility.

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

Our ability to fund planned capital expenditures and to make acquisitions depends upon commodity prices, our future operating performance, availability of borrowings under our revolving credit facility, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings, including access to our revolving credit facility, will be available on acceptable terms, or at all, in the foreseeable future.

We are continuing to minimize our capital expenditures, reduce costs and maximize cash flows from operations to improve our liquidity; however, our business and liquidity outlook has adversely changed as a result of prolonged commodity price declines. Please see “Going Concern Uncertainty” above. If we do not have sufficient resources from operations or cash on hand to fund our working capital needs, we may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available on acceptable terms or at all. Using some of these financing sources may require approval from the lenders under our revolving credit facility. If such financing is unavailable, we anticipate that we will pursue a restructuring of our balance sheet through an in-court Chapter 11 proceeding.

Liquidity

We have historically defined liquidity as funds available under our revolving credit facility and cash and cash equivalents. However, due to our non-compliance with financial covenants under our revolving credit facility, our liquidity as of June 30, 2019, was limited to our then available cash of $7.2 million. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility, and the remedies our lenders may exercise during an event of default. As of June 30, 2019, we had $322 million in outstanding borrowings under our revolving credit facility and liquidity of $7.2 million. As of December 31, 2018, we had $301.5 million in outstanding borrowings under our revolving credit facility and liquidity of $23.2 million.

Working Capital

We had a working capital deficit of $322.5 million and $4.8 million at June 30, 2019, and December 31, 2018, respectively. The change in working capital was primarily due to the classification of the outstanding borrowings under our revolving credit facility as current as of June 30, 2019. Additionally, our working capital deficit increased $6.6 million due to the application of ASC 842, Leases. This was partially offset by an increase in cash and cash equivalents of $7.2 million.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Six Months Ended June 30,
	2019	2018
Cash (used in) provided by operating activities	$(7,160)	$14,250
Cash used in investing activities	(2,231)	(19,463)
Cash provided by financing activities	16,567	5,214
Net increase in cash and cash equivalents	$7,176	$1

Operating Activities

Cash used in operating activities increased by $21.5 million, to $7.2 million during the six months ended June 30, 2019, compared to cash provided by operating activities of $14.3 million in the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in revenue ($25.1 million) and an increase in restructuring expenses ($6.4 million), partially offset by decreases in LOE ($1.3 million) and G&A ($4.6 million).

Investing Activities

Cash used in investing activities decreased by $17.3 million for the six months ended June 30, 2019, to $2.2 million, compared to the prior-year period. Cash used in investing activities for the six months ended June 30, 2019, was primarily related to capital expenditures ($1.9 million) and changes in working capital associated with investing activities ($0.4 million). At June 30, 2019, we had seven horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities increased by $11.4 million for the six months ended June 30, 2019, compared to the prior-year period. During the six months ended June 30, 2019, net cash provided by financing activities included net borrowings under our revolving credit facility of $20.5 million, tax withholdings related to restricted stock of $0.2 million and changes in working capital associated with financing activities of $3.8 million.

Revolving Credit Facility

At June 30, 2019, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $322 million and $301.5 million under our revolving credit facility at June 30, 2019, and December 31, 2018, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended June 30, 2019, was 6.7%. The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year.

As of June 30, 2019, we were not in compliance with the interest coverage ratio and the total leverage ratio covenants under our revolving credit facility, which represents an event of default. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. As a result, we have presented the outstanding balance under the revolving credit facility as a current liability as of June 30, 2019. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. Pursuant to the terms of a limited forbearance agreement, our credit facility lenders have agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the revolving credit facility. This limited forbearance agreement will terminate on August 21, 2019, unless earlier terminated due to additional Events of Default under our revolving credit facility, or a default under the forbearance agreement.  In addition, we are in continuing discussions and negotiations with the lenders regarding a potential extension of and amendment to the existing credit agreement. There can be no assurance that these discussions and negotiations will result in the consummation of any extension or amendment in a timely manner, or at all.

Senior Notes

At June 30, 2019, and December 31, 2018, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes. An event of default under our revolving credit facility does not result in an event of default under our Senior Notes.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $62.3 million of our outstanding Senior Notes as of June 30, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. As we previously disclosed, we are currently engaged in discussions and negotiations with Wilks regarding, among other things, a debt for equity exchange involving the Senior Notes. We have engaged advisors in these discussions and negotiations, but there can be no assurance that these discussions and negotiations will result in the consummation of any transaction in a timely manner, or at all.

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

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2019, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and short-term operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

We believe the outlook for our business is dependent on a successful restructuring of our balance sheet. In the event the Exchange Transaction, and credit agreement extension and amendment, are not timely completed, we anticipate that we will pursue a restructuring of our balance sheet through an in-court Chapter 11 proceeding.

Our financial results depend upon many factors, particularly the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption.  As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  If the current oil or natural gas prices and differentials do not improve from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets. Our current operations have been significantly impacted by the WAHA NYMEX-Henry Hub price differential, which we do not expect to significantly improve until the fourth quarter of 2019.

We face the challenge of financing exploration, development and future acquisitions. We may determine to use various financing sources, including the issuance of common stock, preferred stock, debt, convertible securities and other securities for future development of reserves, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms.  We cannot guarantee that such financing will be available on acceptable terms or at all.  Using some of these financing sources may require approval from the lenders under our revolving credit facility.

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

In the three months ended June 30, 2019, the NYMEX WTI prompt month price ranged from a low of $51.14 per barrel to a high of $66.30 per barrel. In the three months ended June 30, 2018, the NYMEX WTI prompt month price ranged from a low of $62.06 per barrel to a high of $74.15 per barrel.

In the three months ended June 30, 2019, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.19 per MMBtu to a high of $2.71 per MMBtu. In the three months ended June 30, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.66 per MMBtu to a high of $3.02 per MMBtu.

The following table provides our outstanding commodity derivative positions at June 30, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C5 - Pentane)
July 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative gain (loss) on our consolidated statements of operations for derivatives not designated as cash-flow hedges. As of June 30, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

 At June 30, 2019, the fair value of our open derivative contracts was a net asset of $1.3 million, compared to $5.9 million at December 31, 2018.

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

For the three months ended June 30, 2019 and 2018, we recognized a commodity derivative gain of $0.4 million and a commodity derivative loss of $4.9 million, respectively.  A hypothetical 10% increase in commodity prices would have resulted in a $0.7 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at June 30, 2019, and a corresponding increase in the commodity derivatives loss recorded on our consolidated statement of operations for the three months ended June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2019. Based on this evaluation, the CEO, who also serves as the Chief Financial Officer has concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to our purchase of shares of our common stock during the three months ended June 30, 2019.  The repurchases reflect shares withheld upon vesting of restricted stock under our 2018 Long Term Incentive Plan to satisfy statutory minimum tax withholding obligations.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019	—	$—	—	—
May 1, 2019 – May 31, 2019	2,131	0.32	—	—
June 1, 2019 – June 30, 2019	5,977	0.21	—	—
Total	8,108	$0.24	—	—

Item 6. Exhibits.

The following documents are filed as exhibits to this report.

Exhibit Number	Exhibit title

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 10, 2017, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of Approach Resources Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed December 13, 2007, and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of Approach Resources Inc (filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

Exhibit Number	Exhibit title

4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed October 18, 2007 (File No. 333-144512), and incorporated herein by reference).

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

10.1†

Separation Agreement by and between Approach Resources Inc. and J. Ross Craft dated April 8, 2019 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.2†

Consulting Agreement by and between Approach Resources Inc. and J. Ross Craft dated April 8, 2019 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.3†

Separation Agreement by and between Approach Resources Inc. and Qingming Yang dated April 10, 2019 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.4†

Consulting Agreement by and between Approach Resources Inc. and Qingming Yang dated April 10, 2019 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.5†

Separation and Consulting Agreement by and between Approach Resources Inc. and J. Curtis Henderson dated April 8, 2019 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.6

Limited Forbearance Agreement dated as of May 9, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.7

First Amendment to Limited Forbearance Agreement dated as of June 21, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the Lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2019, and incorporated herein by reference).

10.8

Second Amendment to Limited Forbearance Agreement dated as of July 22, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2019, and incorporated herein by reference).

Exhibit Number	Exhibit title

*#10.9	Amendment dated May 1, 2019, to Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc. as Seller and DCP Midstream, LP as Buyer.

*31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
#

Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions contained in this exhibit that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted and marked by brackets and asterisks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Approach Resources Inc.

Date: August 9, 2019	By:	/s/ Sergei Krylov
Sergei Krylov
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)