Form 10-Q
period 2019-09-30
Approach Resources Inc
filed 2019-11-18
CIK 1405073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Common stock, $0.01 par value	AREX	*

* On November 12, 2019, Approach Resources Inc.’s common stock began trading on the OTC Pink marketplace. It is expected that the NASDAQ Global Select Market will file a Form 25 with the Securities and Exchange Commission to remove the common stock of Approach Resources Inc. from listing and registration on the NASDAQ Global Select Market. Deregistration under Section 12(b) of the Act will become effective 90 days after the filing date of the Form 25.

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 1 2019, was 93,630,390.

PART I―FINANCIAL INFORMATION

Item 1. Financial Statements.

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,012	$22
Accounts receivable:
Joint interest owners	69	89
Oil, NGLs and gas sales	5,324	6,710
Derivative instruments	907	5,946
Prepaid expenses and other current assets	2,084	3,458
Total current assets	15,396	16,225

PROPERTIES AND EQUIPMENT:
Oil and gas properties, at cost, using the successful efforts method of accounting	1,977,159	1,976,699
Furniture, fixtures and equipment	3,855	5,689
Total oil and gas properties and equipment	1,981,014	1,982,388
Less accumulated depletion, depreciation and amortization	(952,368)	(913,966)
Net oil and gas properties and equipment	1,028,646	1,068,422
Right of use operating lease assets	10,912	—
Total assets	$1,054,954	$1,084,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,155	$9,768
Oil, NGLs and gas sales payable	4,122	4,968
Operating lease liabilities	6,603	—
Accrued liabilities	6,714	6,341
Senior notes, net	84,712	—
Senior secured credit facility, net	321,566	—
Total current liabilities	433,872	21,077

NON-CURRENT LIABILITIES:
Senior secured credit facility, net	—	300,507
Senior notes, net	—	84,486
Deferred income taxes	65,219	77,821
Asset retirement obligations	11,799	11,424
Operating lease liabilities	4,409	—
Other non-current liabilities	6	87
Total liabilities	515,305	495,402

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	―
Common stock, $0.01 par value, 180,000,000 shares authorized, 93,655,524 and 95,030,569 issued and outstanding, respectively	937	950
Additional paid-in capital	744,119	744,126
Accumulated deficit	(205,407)	(155,831)
Total stockholders’ equity	539,649	589,245
Total liabilities and stockholders’ equity	$1,054,954	$1,084,647

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(In thousands, except shares and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Oil, NGLs and gas sales	$15,416	$32,562	$49,379	$91,660

EXPENSES:
Lease operating	3,958	5,816	13,007	16,116
Production and ad valorem taxes	1,712	2,120	5,186	7,189
Exploration	7	6	1,455	9
General and administrative (1)	4,740	5,576	12,817	18,229
Restructuring expenses	8,533	—	14,957	—
Depletion, depreciation and amortization	13,108	14,500	39,782	47,029
Impairment	—	—	300	—
Loss on sale of assets	157	—	90	—
Total expenses	32,215	28,018	87,594	88,572

OPERATING (LOSS) INCOME	(16,799)	4,544	(38,215)	3,088

OTHER:
Interest expense, net	(7,633)	(6,452)	(21,818)	(18,522)
Commodity derivative gain (loss)	346	(3,256)	(2,145)	(10,068)
Other expense	—	(18)	—	(30)

LOSS BEFORE INCOME TAX BENEFIT	(24,086)	(5,182)	(62,178)	(25,532)
INCOME TAX BENEFIT	(4,903)	(921)	(12,602)	(4,753)

NET LOSS	$(19,183)	$(4,261)	$(49,576)	$(20,779)

LOSS PER SHARE:
Basic	$(0.20)	$(0.05)	$(0.53)	$(0.22)
Diluted	$(0.20)	$(0.05)	$(0.53)	$(0.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,666,654	94,486,395	94,035,030	94,527,831
Diluted	93,666,654	94,486,395	94,035,030	94,527,831
(1) Includes non-cash share-based compensation expense (benefit) as follows:	260	640	147	2,124

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET LOSS	$(19,183)	$(4,261)	$(49,576)	$(20,779)
Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges (1)	—	202	—	46
Other comprehensive income	—	202	—	46

COMPREHENSIVE LOSS	$(19,183)	$(4,059)	$(49,576)	$(20,733)

(1) Includes income tax expense as follows:	$—	$(54)	$—	$(13)

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except shares)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
BALANCES, June 30, 2019:	93,679,776	$937	$743,859	$—	$(186,224)	$558,572
Restricted stock issuance, net of cancellations	(24,252)	—	—	—	—	—
Share-based compensation expense	—	—	260	—	—	260
Net loss	—	—	—	—	(19,183)	(19,183)
BALANCES, September 30, 2019:	93,655,524	937	744,119	—	(205,407)	539,649

BALANCES, January 1, 2019:	95,030,569	$950	$744,126	$—	$(155,831)	$589,245
Issuance of common shares to directors for compensation	27,644	1	28	—	—	29
Restricted stock issuance, net of cancellations	(1,229,879)	(14)	14	—	—	—
Share-based compensation expense	—	—	118	—	—	118
Surrender of restricted shares for payment of income taxes	(172,810)	—	(167)	—	—	(167)
Net loss	—	—	—	—	(49,576)	(49,576)
BALANCES, September 30, 2019:	93,655,524	937	744,119	—	(205,407)	539,649

BALANCES, June 30, 2018:	94,470,636	$945	$742,863	$(156)	$(152,438)	$591,214
Issuance of common shares to directors for compensation	16,213	—	37	—	—	37
Restricted stock issuance, net of cancellations	(8,516)	—	—	—	—	—
Share-based compensation expense	—	—	603	—	—	603
Net loss	—	—	—	—	(4,261)	(4,261)
Other comprehensive income	—	—	—	202	—	202
BALANCES, September 30, 2018:	94,478,333	945	743,503	46	(156,699)	587,795

BALANCES, January 1, 2018:	94,533,246	$945	$742,391	$—	$(135,920)	$607,416
Issuance of common shares to directors for compensation	122,214	1	354	—	—	355
Restricted stock issuance, net of cancellations	164,965	—	—	—	—	—
Share-based compensation expense	—	—	1,769	—	—	1,769
Retirement of common shares in connection with acquisition	(142,362)	(1)	(379)	—	—	(380)
Surrender of restricted shares for payment of income taxes	(199,730)	—	(632)	—	—	(632)
Net loss	—	—	—	—	(20,779)	(20,779)
Other comprehensive income	—	—	—	46	—	46
BALANCES, September 30, 2018:	94,478,333	945	743,503	46	(156,699)	587,795

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(49,576)	$(20,779)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depletion, depreciation and amortization	39,782	47,029
Impairment	300	—
Exploration expense	1,399	—
Amortization of debt issuance costs	785	786
Commodity derivative loss	2,145	10,068
Settlements of commodity derivatives	2,893	(6,685)
Share-based compensation expense	147	2,124
Deferred income tax benefit	(12,602)	(4,753)
Other non-cash items	90	30
Changes in operating assets and liabilities:
Accounts receivable	1,406	(966)
Prepaid expenses and other current assets	1,374	(1,573)
Accounts payable	2,867	(1,418)
Oil, NGLs and gas sales payable	(846)	739
Accrued liabilities	733	4,748
Cash (used in) provided by operating activities	(9,103)	29,350

INVESTING ACTIVITIES:
Additions to oil and gas properties	(2,337)	(46,493)
Additions to furniture, fixtures and equipment	(185)	(31)
Sale of equipment	1,101	—
Change in working capital related to investing activities	(1,306)	14,513
Cash used in investing activities	(2,727)	(32,011)

FINANCING ACTIVITIES:
Borrowings under credit facility	23,500	90,100
Repayment of amounts outstanding under credit facility	(3,000)	(85,600)
Tax withholdings related to restricted stock	(167)	(632)
Debt issuance costs	—	(14)
Change in working capital related to financing activities	(1,513)	(1,192)
Cash provided by financing activities	18,820	2,662

CHANGE IN CASH AND CASH EQUIVALENTS	6,990	1
CASH AND CASH EQUIVALENTS, beginning of period	$22	$21

CASH AND CASH EQUIVALENTS, end of period	$7,012	$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,107	$16,267

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION:
Asset retirement obligations capitalized	$2	$19

See accompanying notes to these unaudited consolidated financial statements

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

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

Our liquidity and ability to comply with financial covenants under our revolving credit facility have been negatively impacted by the volatility in commodity prices, and by the severe natural gas price discount in the Permian Basin. As of September 30, 2019, our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 for additional information regarding the financial covenants under our revolving credit facility. As of September 30, 2019, we were not in compliance with the financial covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. Our revolving credit facility matures on May 7, 2020, and we have classified the outstanding balance on our revolving credit facility as a current liability as of September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

Prior to the filing of the Bankruptcy Petitions (as defined below), we entered into a number of amendments to a limited forbearance agreement with the lenders under our revolving credit facility, pursuant to which the lenders agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. As amended, the forbearance agreement terminated on October 28, 2019.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

In order to improve our leverage position, we previously engaged in discussions and negotiations with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company, including a possible debt for equity exchange of approximately $62.3 million aggregate principal amount of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). In addition, we previously engaged in discussions and negotiations with the lenders regarding a potential extension of and amendments to the existing credit agreement. An extension of and amendments to the existing credit agreement was contingent on the successful and timely consummation of an Exchange Transaction. Discussions and negotiations regarding the Exchange Transaction, and extension of and amendment to the existing credit agreement progressed throughout 2019. However, no definitive agreements ultimately were executed, and the negotiations currently are not active. We, including our previously-formed committee of independent directors, have continued our evaluation of deleveraging and restructuring alternatives throughout the third quarter and through early November.

Filing under Chapter 11 of the United States Bankruptcy Code

On November 18, 2019, (the “Petition Date”), we along with all of our subsidiaries (the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”), of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Debtors have filed a motion to have their Chapter 11 cases (collectively, the “Chapter 11 Cases”) jointly administered under the caption In re Approach Resources Inc., et al.  Each Debtor will continue to operate its business and manage its properties as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

On the Petition Date, the Debtors filed a number of motions with the Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions seek authority from the Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain holders of royalty, working and other mineral interests as required by the Debtors’ various leases and related agreements essential to the Debtors’ businesses.

In addition, the Debtors filed a motion (the “NOL Motion”) seeking entry of an interim and final order establishing certain procedures (the “Procedures”) with respect to direct and indirect trading and transfers of stock of the Company, and seeking related relief, in order to protect the potential value of the Company’s net operating loss carryforwards (“NOL”) and certain other of the Company’s tax attributes for use in connection with the reorganization.

If approved, in certain circumstances, the Procedures would, among other things, restrict transactions involving, and require notices of the holdings of and proposed transactions by, any person or group of persons that is or, as a result of such a transaction, would become, a Substantial Stockholder of the common stock issued by Approach (the “Common Stock”).  For purposes of the Procedures, a “Substantial Stockholder” is any person or, in certain cases, group of persons that beneficially own, directly or indirectly (and/or owns options to acquire) at least 4.45 million shares of Common Stock (representing approximately 4.75% of all issued and outstanding shares of Common Stock).  If the Procedures are approved, any prohibited transfer of stock of the Company would be null and void ab initio and may lead to contempt, compensatory damages, punitive damages, or sanctions being imposed by the Court.

In addition, the Debtors have requested approval of additional procedures as part of the final order that set forth (i) certain future circumstances under which any person, group of persons, or entity holding, or which as a result of a proposed transaction may hold, a substantial amount of certain claims against the Debtors may be required to file notice of its holdings of such claims and of proposed transactions, which transactions may be restricted, and (ii) certain limited circumstances thereafter under which such person(s) may be required to sell, by a specified date following the confirmation of a Chapter 11 plan of the Debtors, all or a portion of any such claims acquired during the Chapter 11 Cases.

The Debtors are considering, among other things, sales of all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Debtor-In-Possession Financing

In connection with the Bankruptcy Petitions, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, final approval of $16.5 million of debtor-in-possession financing (the “DIP Financing”) on the terms and conditions set forth in a proposed Senior Secured Super Priority Debtor-In-Possession Credit Agreement (the “DIP Facility”) as filed with the Court, among the Debtors, as borrower, and with certain of the lenders (the “DIP Lenders”) party to the Amended and Restated Credit Agreement, dated as of May 7 2014. The Debtors expect the DIP Financing will be available upon the entry of a final order of the Court. Upon approval by the Court and the satisfaction of the conditions set forth in the DIP Facility, the DIP Financing will provide the Debtors with valuable liquidity, which, along with cash on hand and cash generated from ongoing operations, will be used to support the business and any marketing and sale process.

The DIP Facility, if approved by the Court as proposed, would contain the following terms:

•

a senior secured super priority debtor-in-possession credit facility in an aggregate principal amount of up to $41.25 million consisting of (i) a new money revolving credit facility in the principal amount of $ 16.5 million (the “New Money DIP Loans”) and (ii) a refinancing “roll-up” term loan in the principal amount of $ 24.75 million (the “Roll-Up Loans” and, together with the New Money DIP Loans, the “DIP Loans”);

•

following approval by the Court, proceeds of the DIP Facility may be used by the Debtors to (i) pay certain costs, fees and expenses related to the Chapter 11 Cases; (ii) make payments provided for in the DIP Motion, including in respect of certain “adequate protection” obligations and (iii) fund working capital needs, capital improvements and other general corporate purposes of the Debtors, in all cases subject to the terms of the DIP Facility and applicable orders of the Court;

•

the maturity date of the DIP Facility is expected to be the earliest to occur of (i) seven months after the Petition Date; (ii) the entry of an order approving a sale pursuant to Section 363 of the Bankruptcy Code; (iii) the effective date of any Acceptable Plan (as defined in the DIP Facility) or any other Chapter 11 plan; (iv) the conversion of any of the Debtors’ cases to a case under Chapter 7 of the Bankruptcy Code; (v) the entry of an order for dismissal of any of the Chapter 11 Cases; and (vi) at the election of the administrative agent, the date on which any event of default under the DIP Facility is continuing;

•	interest will accrue at a rate per annum equal to the Adjusted LIBO Rate (as defined in the DIP Facility) (with a floor of 2%) plus 6%, or the agent bank’s prime rate plus an applicable margin of 5%;
•	the Company is required to pay the following fees: (i) a facility fee of 2% payable on the New Money DIP Loans and (ii) an unused commitment fee of 1% per annum;
•

the obligations and liabilities of the Debtors owed to the DIP Lenders under the DIP Facility and related financing documents will be entitled to super priority claims status and super priority security interests and liens on all of the Debtors’ assets, subject to limited exceptions;

•

in addition to prepayment events and events of default, the proposed DIP Facility will provide for certain customary covenants applicable to the Company, including covenants requiring (i) weekly delivery of a proposed operating debtor-in-possession budget (the “DIP Budget”) and variance report, with all permitted variances subject to capital expenditure restrictions on certain leases; and (ii) compliance with the approved DIP Budget subject to permitted variances of (A) 10% on aggregate weekly disbursements, (B) 15% on individual line item weekly disbursements, and (C) 10% on actual aggregate monthly production from the Debtor’s oil and gas properties from the aggregate amount of monthly production forecasted in the DIP Budget; and

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

•

the Debtors’ Chapter 11 Cases are subject to certain milestones, including, among others, the following deadlines: (i) entry of the Court’s final order approving the DIP Facility no later than 30 days after the Petition Date; (ii) filing of the bid procedures and sale motion seeking approval of a sale of substantially all of the Debtors’ assets no later than 20 days after the Petition Date; (iii) entry of the Court’s order approving bid procedures and setting a hearing date for approval of the sale no later than 50 days after the Petition Date; (iv) entry of the Court’s order approving the sale no later than 100 days after the Petition Date; (v) filing of a plan of reorganization and disclosure statement no later than 105 days after the Petition Date; (vi) entry of the Court’s order approving the disclosure statement no later than 135 days after the Petition Date; and (vii) entry of the Court’s order confirming the plan of reorganization no later than 180 days after the Petition Date.

The DIP Facility is subject to final approval by the Court, which has not been obtained at this time. The Debtors anticipate the credit facilities under the DIP Facility becoming effective promptly following approval by the Court of the DIP Motion. The foregoing description of the DIP Facility does not purport to be complete and is qualified in its entirety by reference to the DIP Facility, as filed with the Court and subject to approval by the Court.

Recent Accounting Pronouncements

On January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update for “Leases,” which amended existing guidance to require lessees to recognize liabilities and right-of-use (“ROU”) assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this guidance using a modified retrospective approach on January 1, 2019 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

2. Restructuring Expenses

During the nine months ended September 30, 2019, we recorded restructuring charges of $15 million in connection with the departures of certain executives and in connection with the review of the potential financing alternatives and deleveraging transactions discussed above. During the three months ended September 30, 2019, we recorded a write off of $3.7 million of previously capitalized equity issuance costs in connection with the Exchange Transaction. Additionally, in connection with the departure of certain executives, 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards were forfeited, which resulted in a reduction in general and administrative expenses of $1.1 million during the nine months ended September 30, 2019. The following table summarizes the Company’s restructuring accrual for the three and nine months ended September 30, 2019, which is included under the caption “Accrued liabilities” on our consolidated balance sheet (in thousands).

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Beginning balance	$276	$—
Restructuring expenses incurred	8,533	14,957
Write-off of equity issuance costs	(3,692)	(1,546)
Cash payments	(4,341)	(12,635)
Ending balance	$776	$776

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

The following table presents our disaggregated revenue by major source for the three and nine months ended September 30, 2019, and 2018 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil	$10,309	$18,160	$32,926	$52,547
NGLs	3,370	10,690	12,568	26,874
Gas	1,737	3,797	3,885	12,262
Total revenue from contracts with customers	15,416	32,647	49,379	91,683
Commodity derivatives designated as cash flow hedges	—	(85)	—	(23)
Total oil, NGLs and gas sales	$15,416	$32,562	$49,379	$91,660

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

4.  Earnings Per Common Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. There were no potentially dilutive securities in the three or nine months ended September 30, 2019, and September 30, 2018. The following table provides a reconciliation of the numerators and denominators of our basic and diluted earnings per share (dollars in thousands, except per-share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (numerator):
Net loss – basic	$(19,183)	$(4,261)	$(49,576)	$(20,779)

Weighted average shares (denominator):
Weighted average shares – basic	93,666,654	94,486,395	94,035,030	94,527,831
Dilution effect of share-based compensation, treasury method	—	—	—	—
Weighted average shares – diluted	93,666,654	94,486,395	94,035,030	94,527,831

Net loss per share:
Basic	$(0.20)	$(0.05)	$(0.53)	$(0.22)
Diluted	$(0.20)	$(0.05)	$(0.53)	$(0.22)

5. Debt

The following table provides a summary of our debt at September 30, 2019, and December 31, 2018 (in thousands).

	September 30,	December 31,
	2019	2018
Senior secured credit facility:
Outstanding borrowings	$322,000	$301,500
Debt issuance costs	(434)	(993)
Senior secured credit facility, net	321,566	300,507
Senior notes:
Principal	85,240	85,240
Debt issuance costs	(528)	(754)
Senior notes, net	84,712	84,486
Total debt	$406,278	$384,993

Senior Secured Credit Facility

At September 30, 2019, the borrowing base and aggregate lender commitments under our amended and restated senior secured credit facility (the “Credit Facility”) were $325 million, with maximum commitments from the lenders of $1 billion. The Credit Facility has a maturity date of May 7, 2020. As a result, our Credit Facility is classified as a current liability as of September 30, 2019. The borrowing base is redetermined semi-annually based on our oil, NGLs and gas reserves.  We, or the lenders, can each request one additional borrowing base redetermination each calendar year. As a result of the events of default discussed below, we are not able to draw additional funds under our Credit Facility.

At September 30, 2019, borrowings under the Credit Facility bore interest based on the agent bank’s prime rate plus an applicable margin ranging from 2% to 3%, or the sum of the LIBOR rate plus an applicable margin ranging from 3% to 4%.  In addition, we pay an annual commitment fee of 0.50% of unused borrowings available under the Credit Facility. Margins vary based on the borrowings outstanding compared to the borrowing base of the lenders.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

We had outstanding borrowings of $322 million under the Credit Facility at September 30, 2019, compared to $301.5 million of outstanding borrowings at December 31, 2018. The weighted average interest rate applicable to borrowings under the Credit Facility for the three months ended September 30, 2019, was 7.2%. We had outstanding unused letters of credit under the Credit Facility totaling $0.3 million at September 30, 2019, and December 31, 2018, respectively, which reduce amounts available for borrowing under the Credit Facility.

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

Covenants

The Credit Facility contains three principal financial covenants:

•

a consolidated interest coverage ratio covenant that requires us to maintain a ratio of (i) consolidated EBITDAX for the period of four fiscal quarters then ending to (ii) Cash Interest Expense for such period as of the last day of any fiscal quarter of not less than 2.25 to 1.0 through December 31, 2019, and 2.5 to 1.0 thereafter. EBITDAX is defined as consolidated net (loss) income plus (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation, depletion, amortization, (iv) exploration expenses and (v) other non-cash loss or expense (including share-based compensation and the change in fair value of any commodity derivatives), less non-cash income. Cash Interest Expense is calculated as interest expense, net less amortization of debt issuance costs. At September 30, 2019, our consolidated interest coverage ratio was 0.7 to 1.0;

•

a consolidated modified current ratio covenant that requires us to maintain a ratio of not less than 1.0 to 1.0 as of the last day of any fiscal quarter. The consolidated modified current ratio is defined as the ratio of (i) current assets plus funds available under our revolving credit facility, less the current derivative asset, to (ii) current liabilities less the current derivative liability and the current operating lease liabilities. At September 30, 2019, our consolidated modified current ratio was 0.1 to 1.0; and

•

a consolidated total leverage ratio covenant that imposes a maximum permitted ratio of (i) Total Debt to (ii) EBITDAX for the period of four fiscal quarters then ending of not more than 4.75 to 1.0 as of the last day of any fiscal quarter through December 31, 2019, and (iii) not more than 4.0 to 1.0 as of the last day of any fiscal quarter thereafter. Total Debt is defined as the face or principal amount of debt.  At September 30, 2019, our leverage ratio was 20.4 to 1.0.

As of September 30, 2019, as a result of prolonged low commodity prices and restructuring expenses incurred in the nine months ended September 30, 2019, we were not in compliance with the financial covenants under the Credit Facility, which represents an Event of Default (as defined in the Credit Facility). In the case of an Event of Default (as defined in the Credit Facility), the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. We did not make cash interest payments of $6.6 million due and payable under the Credit Facility during the three months ended September 30, 2019, which represents an Event of Default. Prior to the filing of the Bankruptcy Petitions, we entered into a number of amendments to a limited forbearance agreement with the Lenders, pursuant to which the Lenders agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. As amended, the forbearance agreement terminated on October 28, 2019.

The Credit Facility also contains covenants restricting cash distributions and other restricted payments, transactions with affiliates, incurrence of other debt, consolidations and mergers, the level of operating leases, asset sales, investment in other entities and liens on properties.

In addition, the obligations of the Company may be accelerated upon the occurrence of other Events of Default (as defined in the Credit Facility). The filing of the Bankruptcy Petitions represents an Event of Default. Events of Default include customary events for a financing agreement of this type, including, without limitation, payment defaults, the inaccuracy of representations and warranties, defaults in the performance of affirmative or negative covenants, defaults on other indebtedness of the Company or its subsidiaries, defaults related to judgments and the occurrence of a Change of Control (as defined in the Credit Facility), which

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

includes instances where a third party becomes the beneficial owner of more than 50% of the Company’s outstanding equity interests entitled to vote.

Senior Notes

At September 30, 2019, and December 31, 2018, $85.2 million of Senior Notes were outstanding. We issued the Senior Notes under an indenture dated June 11, 2013, among the Company, our subsidiary guarantors and Wilmington Trust, National Association, as successor trustee. The senior indenture, as supplemented by supplemental indentures dated June 11, 2013, and December 20, 2016, is referred to as the “Indenture.”

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

The filing of the Bankruptcy Petitions represents an event of default under our Senior Notes. As a result, our Senior Notes are classified as a current liability as of September 30, 2019.

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

6.  Commitments and Contingencies

Our contractual obligations include debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers.  Since December 31, 2018, other than the restructuring expenses disclosed in Note 2, there have been no material changes to our contractual obligations.

In the nine months ended September 30, 2019, we recorded a contractual settlement of $0.9 million, net of related professional fees, which is recorded as a reduction in general and administrative expenses on our consolidated statements of operations.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

We are involved in various legal and regulatory proceedings arising in the normal course of business.  While we cannot predict the outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal or regulatory proceeding, individually or in the aggregate, would be material to our consolidated financial condition or cash flows. Most of our pending legal proceedings have been stayed as a result of filing the Bankruptcy Petitions on November 18, 2019 and the effect of the automatic stay.

Effect of Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

7.  Income Taxes

For the three months ended September 30, 2019, our income tax benefit was $4.9 million, compared to $0.9 million for the three months ended September 30, 2018. The following table reconciles our income tax benefit for the three and nine months ended September 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory tax at 21%	$(5,059)	$(1,088)	$(13,057)	$(5,362)
State taxes, net of federal impact	24	137	151	411
Share-based compensation tax shortfall	—	—	1	70
Nondeductible compensation	131	30	298	123
Other differences	1	—	5	5
Income tax benefit	$(4,903)	$(921)	$(12,602)	$(4,753)

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

In April 2018, we entered into swaps for the NYMEX Calendar Monthly Average Roll (the “CMA Roll”) covering 2,000 Bbls of oil per day for May 2018 through December 2018 at $0.66/bbl. Swaps for the CMA Roll are pricing adjustments to the trade month versus the delivery month for contract pricing. These derivative contracts were designated as cash-flow hedges. The changes in fair value of the derivative contracts designated as cash-flow hedges, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item is recognized in revenue. As of September 30, 2019, we had no outstanding derivative instruments designated as cash-flow hedges.

The following table provides our outstanding commodity derivative positions at September 30, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C5 - Pentane)
October 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

The following table summarizes the fair value of our open commodity derivatives as of September 30, 2019, and December 31, 2018 (in thousands).

	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2019	2018
Derivatives not designated as hedging instruments
Commodity derivatives	Derivative assets	$907	$5,946

The following table summarizes the change in the fair value of our commodity derivatives (in thousands).

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30,		September 30,
		2019	2018	2019	2018
Derivatives not designated as hedging instruments
Net cash receipt (payment) on derivative settlements		$778	$(3,172)	$2,893	$(6,685)
Non-cash fair value loss on derivatives		(432)	(84)	(5,038)	(3,383)
	Commodity derivative gain (loss)	$346	$(3,256)	$(2,145)	$(10,068)

Derivatives designated as cash-flow hedges
	Oil, NGLs and gas sales	$—	$(85)	$—	$(23)

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2018 (in thousands).

	Pre-Tax	Tax Impact	Net of Tax
Balance at June 30, 2018	$(197)	$41	$(156)
Other comprehensive income before reclassifications	171	(36)	135
Amounts reclassified from AOCI	85	(18)	67
Net other comprehensive income	256	(54)	202
Balance at September 30, 2018	$59	$(13)	$46

The following table summarizes the changes in AOCI for the nine months ended September 30, 2018 (in thousands).

	Pre-Tax	Tax Impact	Net of Tax
Balance at December 31, 2017	$—	$—	$—
Other comprehensive income before reclassifications	36	(8)	28
Amounts reclassified from AOCI	23	(5)	18
Net other comprehensive income	59	(13)	46
Balance at September 30, 2018	$59	$(13)	$46

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

September 30, 2019

To estimate the fair value of our commodity derivatives positions, we use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and attempt to use the best available information. We determine the fair value based upon the hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and lowest priority to unobservable inputs (Level 3 measurement). The three levels of fair value hierarchy are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. At September 30, 2019, we had no Level 1 measurements.
•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Our derivatives, which consist primarily of commodity swaps and collars, are valued using commodity market data, which is derived by combining raw inputs and quantitative models and processes to generate forward curves. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.  At September 30, 2019, all of our commodity derivatives were valued using Level 2 measurements.

•

Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  At September 30, 2019, we had no recurring Level 3 measurements.

Nonrecurring Fair Value Measurements

Assets Held for Sale

During the nine months ended September 30, 2019, we initiated a plan to market certain corporate assets for sale. The assets were available for immediate sale and were being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019, which is a Level 3 fair value measurement.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the nine months ended September 30, 2019. These assets were sold during the three months ended September 30, 2019 for $1 million, and we recognized a loss on the sale of $0.2 million.

Financial Instruments Not Recorded at Fair Value

The following table sets forth the fair values of financial instruments that are not recorded at fair value on our financial statements (in thousands).

	September 30, 2019
	Carrying Amount	Fair Value
Senior Notes	$84,712	$28,988

The fair value of the Senior Notes is based on quoted market prices, but the Senior Notes are not actively traded in the public market. Accordingly, the fair value of the Senior Notes would be classified as Level 2 in the fair value hierarchy.

9.  Management Compensation

Key employee retention plan

During the three months ended September 30, 2019, our board of directors approved a retention program for certain key employees. As a result, we recognized an expense of $2.5 million, which is included in general and administrative expense in our consolidated statements of operations.

Nonvested Shares

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

During the nine months ended September 30, 2019, 960,890 unvested shares of restricted stock were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in share-based compensation expense of $0.9 million related to the forfeitures.

Cash-settled performance awards

As of September 30, 2019, we had 191,731 unvested cash-settled performance awards, subject to certain performance conditions outstanding. The cash-settled performance awards represent a non-equity unit with a conversion value equal to the fair market value of a share of the Company’s common stock at the vesting date. These awards are classified as liability awards due to the cash settlement feature. Compensation costs associated with the cash-settled performance awards are re-measured at each interim reporting period and an adjustment is recorded in general and administrative expenses on our consolidated statements of operations. During the nine months ended September 30, 2019, 691,509 unvested cash-settled performance awards were forfeited in connection with the departures of certain executives. As a result, we recorded a reduction in general and administrative expense of $0.2 million related to the forfeitures. For the three and nine months ended September 30, 2019, including the forfeitures, we recognized a benefit of $12,000 and $0.5 million, respectively. For the three and nine months ended September 30, 2018, we recognized an expense of $27,000 and $0.8 million, respectively. At September 30, 2019, we recorded a current liability of $22,000 and a non-current liability of $6,000 related to the cash-settled performance awards on our consolidated balance sheets.  During the nine months ended September 30, 2019, we paid $0.7 million related to vested cash-settled performance awards.

10.  Leases

We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we evaluate whether the lease will be classified as an operating lease or a finance lease. As of September 30, 2019, we do not have any finance leases. We capitalize our operating leases on our consolidated balance sheet under the caption entitled “Right of use operating lease assets” and a corresponding lease liability under the caption “Operating lease liabilities.”  The operating lease liabilities are classified as current or non-current based on the estimated timing of payment. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

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

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

Discount Rate

Our leases typically do not provide an implicit rate. Accordingly, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at the lease commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Our operating leases have a weighted average remaining lease term of 1.8 years and a weighted average discount rate of 6.5%.

The following table summarizes our operating lease liabilities with contract terms that are greater than one year as follows (in thousands).

Operating Leases
Remainder of 2019	$1,706
2020	6,833
2021	3,005
2022	121
2023	—
Total lease payments	11,665
Less imputed interest	(653)
Total operating lease liabilities	11,012

Current operating lease liabilities	6,603
Long-term operating lease liabilities	4,409
Total operating lease liability	$11,012

The following table summarizes the components of our total lease expenses for the three and nine months ended September 30, 2019 (in thousands).

		Three months ended	Nine months ended
	Statement of Operations Location	September 30, 2019	September 30, 2019
Operating lease expense	General and administrative expense	$246	$743
Operating lease expense	Lease operating expense	1,389	4,159
Short-term lease expense (1)	General and administrative expense	9	28
Short-term lease expense (1)	Lease operating expense	74	206
Total lease expense		$1,718	$5,136
(1)	Short-term lease expense represents expense related to leases with a contract term of one year or less.

The following table summarizes the cash flow information related to our operating leases for the three and nine months ended September 30, 2019 (in thousands).

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$(1,705)	$(5,119)
Amounts billed to other owners (1)	63	203
Total net lease cash flow	$(1,642)	$(4,916)

(1) For a portion of our operating leases, the costs of the applicable operating leases are shared with other working interest or royalty interest owners. These amounts are recorded as a reduction in oil and gas sales payable as incurred.

Approach Resources Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

11.  Related Party Transactions

Wilks, a related party, has purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $62.3 million of our outstanding Senior Notes as of September 30, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations. In connection with the Exchange Transaction discussions and negotiations, the Company has incurred $0.2 million of legal fees on behalf of Wilks.

In April 2018, we engaged ProFrac Services, LLC (“ProFrac”) to perform completion services for the Company. There is no required minimum or maximum number of wells committed. Matthew D. Wilks, a member of our Board of Directors, serves as the Chief Financial Officer of ProFrac, and Wilks has an equity ownership in ProFrac. During the nine months ended September 30, 2018, we incurred capital expenditures of $8.1 million for hydraulic fracturing services with ProFrac, which is included in additions to oil and gas properties on our consolidated statements of cash flows. We have not utilized ProFrac completion services in the nine months ended September 30, 2019.

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

These forward-looking statements are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate.  We caution all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed or referred to in the “Risk Factors” section and elsewhere in this report.  All forward-looking statements speak only as of the date of this report. We disclaim any obligation to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise, unless required by law. These cautionary statements qualify all forward-looking statements attributable to us, or persons acting on our behalf. The risks, contingencies and uncertainties relate to, among other matters, the following:

•	potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•	our ability to obtain timely approval by the Court with respect to the motions filed in the Chapter 11 Cases;
•	objections to our sale process, DIP Facility, or other pleadings filed that could protract the Chapter 11 Cases;
•

employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties, including our ability to provide adequate compensation and benefits during the Chapter 11 Cases;

•	our ability to successfully complete a sale process or emerge from Chapter 11;
•	our ability to comply with the restrictions imposed by our DIP Facility and other financing arrangements;
•	our ability to maintain relationships with customers, employees and other third parties and regulatory authorities as a result of our Chapter 11 filing;
•	the effects of the Bankruptcy Petitions on us and on the interests of various constituents, including holders of our common stock;
•	the Court’s rulings in the Chapter 11 Cases, including the approval of the DIP Facility, and the outcome of the Chapter 11 Cases generally;
•	the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to consummate a sale or emerge from Chapter 11;
•	our ability to continue as a going concern;
•	the outcome of our ongoing discussions during the ongoing Chapter 11 Cases with significant stakeholders and lenders under our revolving credit facility;
•	uncertainties in drilling, exploring for and producing oil and gas;
•	oil, NGLs and natural gas prices;
•	overall United States and global economic and financial market conditions;
•	domestic and foreign demand and supply for oil, NGLs, natural gas and the products derived from such hydrocarbons;
•	actions of the Organization of Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;
•

the negative impacts of the delisting of our common stock, including any impacts from the Chapter 11 Cases, long-term adverse effects on our ability to raise capital, loss of confidence in the Company by suppliers, customers and employees, and the loss of institutional investor interest in our common stock, among other negative impacts;

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

Overview

Approach Resources Inc. is an independent energy company focused on the exploration, development, production and acquisition of unconventional oil and gas reserves in the Midland Basin of the greater Permian Basin in West Texas, where we leased approximately 113,000 net acres as of September 30, 2019.  We believe our concentrated acreage position and extensive, integrated field infrastructure system provides us an opportunity to achieve cost, operating and recovery efficiencies in the development of our drilling inventory. We believe our business strategy is dependent on a successful restructuring of our balance sheet and the outcome of the Chapter 11 Cases. Assuming a successful restructuring of our balance sheet, our long-term business strategy is to create value by growing reserves and production in a cost efficient manner and at attractive rates of return.  We intend to pursue that strategy by developing resource potential from the Wolfcamp shale oil formation and pursuing acquisitions that meet our strategic and financial objectives. Additional drilling targets could include the Clearfork, Canyon Sands, Strawn and Ellenburger zones.  We sometimes refer to our development project in the Permian Basin as “Project Pangea,” which includes “Pangea West.”  Our management and technical teams have a proven track record of finding and developing reserves through advanced drilling and completion techniques. As the operator of all of our estimated proved reserves and production, we have a high degree of control over capital expenditures and other operating matters.

At December 31, 2018, our estimated proved reserves were 180.1 million barrels of oil equivalent (“MMBoe”), made up of 29% oil, 31% NGLs and 40% gas. The proved developed reserves were 37% of our total proved reserves at December 31, 2018.  Substantially all of our proved reserves are located in the Permian Basin in Crockett and Schleicher counties, Texas.  At September 30, 2019, we owned working interests in 792 producing oil and gas wells.

Going Concern Uncertainty

Our liquidity and ability to comply with financial covenants under our revolving credit facility have been negatively impacted by the recent decrease in commodity prices, the severe natural gas price discount in the Permian Basin and restructuring expenses incurred during the nine months ended September 30, 2019. Our revolving credit facility contains three principal financial covenants: (i) a consolidated interest coverage ratio, (ii) a consolidated modified current ratio and (iii) a consolidated total leverage ratio. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. As of September 30, 2019, we were not in compliance with the financial covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. Our revolving credit facility matures on May 7, 2020, and we have classified the outstanding balance on our revolving credit facility as a current liability as of September 30, 2019. These factors raise substantial doubt regarding our ability to continue as a going concern.

Prior to the filing of the Bankruptcy Petitions (as defined below), we entered into a number of amendments to a limited forbearance agreement with the lenders under our revolving credit facility, pursuant to which the lenders agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. As amended, the forbearance agreement terminated on October 28, 2019.

In order to improve our leverage position, we pursued and considered a number of actions, including engaging in discussions with Wilks Brothers, LLC, and its affiliate SDW Investments, LLC (collectively, “Wilks”) regarding their investment in the Company. These discussions included a possible debt for equity exchange of approximately $62.3 million of 7% Senior Notes due 2021 (the “Senior Notes”) currently held by Wilks and an additional capital infusion into Approach (the “Exchange Transaction”). In addition, we previously engaged in discussions and negotiations with the lenders under our revolving credit facility regarding a potential extension of and amendments to the existing credit agreement. An extension of and amendments to the existing credit agreement was contingent on the successful and timely consummation of an Exchange Transaction. Discussions and negotiations regarding the Exchange Transaction, and extension of and amendment to the existing credit agreement progressed throughout 2019. However, no definitive agreements ultimately were executed, and the negotiations currently are not active. We, including our previously-formed committee of independent directors, have continued our evaluation of deleveraging and restructuring alternatives throughout the third quarter and through early November.

Filings under Chapter 11 of the United States Bankruptcy Code

On November 18, 2019, (the “Petition Date”), we along with all of our subsidiaries (the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (collectively, the “Bankruptcy Petitions”) under Chapter 11 (“Chapter 11”), of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Court”). The Debtors have filed a motion to have their Chapter 11 cases (collectively, the “Chapter 11 Cases”) jointly administered under the caption In re Approach Resources Inc., et al.  Each Debtor will continue to operate its business and manage its properties as a “debtor in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

On the Petition Date, the Debtors filed a number of motions with the Court generally designed to stabilize their operations and facilitate the Debtors’ transition into Chapter 11. Certain of these motions seek authority from the Court for the Debtors to make payments upon, or otherwise honor, certain obligations that arose prior to the Petition Date, including obligations related to employee wages, salaries and benefits, taxes, and certain holders of royalty, working and other mineral interests as required by the Debtors’ various leases and related agreements essential to the Debtors’ businesses.

In addition, the Debtors filed a motion (the “NOL Motion”) seeking entry of an interim and final order establishing certain procedures (the “Procedures”) with respect to direct and indirect trading and transfers of stock of the Company, and seeking related relief, in order to protect the potential value of the Company’s net operating loss carryforwards (“NOL”) and certain other of the Company’s tax attributes for use in connection with the reorganization.

If approved, in certain circumstances, the Procedures would, among other things, restrict transactions involving, and require notices of the holdings of and proposed transactions by, any person or group of persons that is or, as a result of such a transaction, would become, a Substantial Stockholder of the common stock issued by Approach (the “Common Stock”).  For purposes of the Procedures, a “Substantial Stockholder” is any person or, in certain cases, group of persons that beneficially own, directly or indirectly (and/or owns options to acquire) at least 4.45 million shares of Common Stock (representing approximately 4.75% of all issued and outstanding shares of Common Stock).  If the Procedures are approved, any prohibited transfer of stock of the Company would be null and void ab initio and may lead to contempt, compensatory damages, punitive damages, or sanctions being imposed by the Court.

In addition, the Debtors have requested approval of additional procedures as part of the final order that set forth (i) certain future circumstances under which any person, group of persons, or entity holding, or which as a result of a proposed transaction may hold, a substantial amount of certain claims against the Debtors may be required to file notice of its holdings of such claims and of proposed transactions, which transactions may be restricted, and (ii) certain limited circumstances thereafter under which such person(s) may be required to sell, by a specified date following the confirmation of a Chapter 11 plan of the Debtors, all or a portion of any such claims acquired during the Chapter 11 Cases.

The Debtors are considering, among other things, sales of all or substantially all of their assets pursuant to Section 363 of the Bankruptcy Code.

For the duration of the Chapter 11 Cases, the Company’s operations and its ability to develop and execute its business plan are subject to risks and uncertainties associated with the Chapter 11 Cases. As a result of these risks and uncertainties, the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of its operations, properties and capital plans included in these financial statements may not accurately reflect its operations, properties and capital plans following the Chapter 11 Cases.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases also automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.  Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Debtor-In-Possession Financing

In connection with the Bankruptcy Petitions, the Debtors filed a motion (the “DIP Motion”) seeking, among other things, final approval of $16.5 million of debtor-in-possession financing (the “DIP Financing”) on the terms and conditions set forth in a proposed Senior Secured Super Priority Debtor-In-Possession Credit Agreement (the “DIP Facility”) as filed with the Court, among the Debtors, as borrower, and with certain of the lenders (the “DIP Lenders”) party to the Amended and Restated Credit Agreement, dated as of May 7 2014. The Debtors expect the DIP Financing will be available upon the entry of a final order of the Court. Upon approval by the Court and the satisfaction of the conditions set forth in the DIP Facility, the DIP Financing will provide the Debtors with valuable liquidity, which, along with cash on hand and cash generated from ongoing operations, will be used to support the business and any marketing and sale process.

The DIP Facility, if approved by the Court as proposed, would contain the following terms:

•

a senior secured super priority debtor-in-possession credit facility in an aggregate principal amount of up to $41.25 million consisting of (i) a new money revolving credit facility in the principal amount of $ 16.5 million (the “New Money DIP Loans”) and (ii) a refinancing “roll-up” term loan in the principal amount of $ 24.75 million (the “Roll-Up Loans” and, together with the New Money DIP Loans, the “DIP Loans”);

•

following approval by the Court, proceeds of the DIP Facility may be used by the Debtors to (i) pay certain costs, fees and expenses related to the Chapter 11 Cases; (ii) make payments provided for in the DIP Motion, including in respect of certain “adequate protection” obligations and (iii) fund working capital needs, capital improvements and other general corporate purposes of the Debtors, in all cases subject to the terms of the DIP Facility and applicable orders of the Court;

•

the maturity date of the DIP Facility is expected to be the earliest to occur of (i) seven months after the Petition Date; (ii) the entry of an order approving a sale pursuant to Section 363 of the Bankruptcy Code; (iii) the effective date of any Acceptable Plan (as defined in the DIP Facility) or any other Chapter 11 plan; (iv) the conversion of any of the Debtors’ cases to a case under Chapter 7 of the Bankruptcy Code; (v) the entry of an order for dismissal of any of the Chapter 11 Cases; and (vi) at the election of the administrative agent, the date on which any event of default under the DIP Facility is continuing;

•	interest will accrue at a rate per annum equal to the Adjusted LIBO Rate (as defined in the DIP Facility) (with a floor of 2%) plus 6%, or the agent bank’s prime rate plus an applicable margin of 5%;
•	the Company is required to pay the following fees: (i) a facility fee of 2% payable on the New Money DIP Loans and (ii) an unused commitment fee of 1% per annum;
•

the obligations and liabilities of the Debtors owed to the DIP Lenders under the DIP Facility and related financing documents will be entitled to super priority claims status and super priority security interests and liens on all of the Debtors’ assets, subject to limited exceptions;

•

in addition to prepayment events and events of default, the proposed DIP Facility will provide for certain customary covenants applicable to the Company, including covenants requiring (i) weekly delivery of a proposed operating debtor-in-possession budget (the “DIP Budget”) and variance report, with all permitted variances subject to capital expenditure restrictions on certain leases; and (ii) compliance with the approved DIP Budget subject to permitted variances of (A) 10% on aggregate weekly disbursements, (B) 15% on individual line item weekly disbursements, and (C) 10% on actual aggregate monthly production from the Debtor’s oil and gas properties from the aggregate amount of monthly production forecasted in the DIP Budget; and

•

the Debtors’ Chapter 11 Cases are subject to certain milestones, including, among others, the following deadlines: (i) entry of the Court’s final order approving the DIP Facility no later than 30 days after the Petition Date; (ii) filing of the bid procedures and sale motion seeking approval of a sale of substantially all of the Debtors’ assets no later than 20 days after the Petition Date; (iii) entry of the Court’s order approving bid procedures and setting a hearing date for approval of the sale no later than 50 days after the Petition Date; (iv) entry of the Court’s order approving the sale no later than 100 days after the Petition Date; (v) filing of a plan of reorganization and disclosure statement no later than 105 days after the Petition Date; (vi) entry of the Court’s order approving the disclosure statement no later than 135 days after the Petition Date; and (vii) entry of the Court’s order confirming the plan of reorganization no later than 180 days after the Petition Date.

The DIP Facility is subject to final approval by the Court, which has not been obtained at this time. The Debtors anticipate the credit facilities under the DIP Facility becoming effective promptly following approval by the Court of the DIP Motion. The foregoing description of the DIP Facility does not purport to be complete and is qualified in its entirety by reference to the DIP Facility, as filed with the Court and subject to approval by the Court.

Third Quarter 2019 Activity

During the three months ended September 30, 2019, we produced 863 MBoe, or 9.4 MBoe/d. At September 30, 2019, we had seven horizontal Wolfcamp wells waiting on completion. We currently have no rigs running in Project Pangea.

2019 Capital Expenditures

We currently are evaluating our annual capital budget, and our capital expenditures for the remainder of 2019, which will be dependent on the outcome of our discussions and negotiations surrounding the need to restructure our balance sheet, as well as the outcome of our Chapter 11 Cases. For the three months ended September 30, 2019, our capital expenditures totaled $0.7 million. The terms of our DIP Facility substantially restrict our ability to fund capital expenditures.

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

Key Employee Retention Plan

During the three months ended September 30, 2019, our board of directors approved retention plans for certain key level employees including an executive retention plan (the “Executive Retention Plan”). We recognized an expense of $2.5 million related to the retention plans, which is included in general and administrative expense in our consolidated statements of operations.

On September 26, 2019, the Company entered into Participation Agreements under the Executive Retention Plan with each member of the Company’s executive management team (the “Executives” and each an “Executive”): (i) Mr. Sergei Krylov, President and Chief Executive Officer; (ii) Mr. Troy Hoefer, Executive Vice President – Operations; (iii) Mr. Joshua Dazey, Executive Vice President – Legal and Secretary; and (iv) Mr. Ian Shaw, Executive Vice President – Finance and Accounting. The Executive Retention Plan provides for a lump sum, one-time cash retention payment, less applicable tax withholdings, as soon as practicable in the following amounts: 180% of the annualized base salary for Mr. Krylov; 130% of the annualized base salary for Mr. Hoefer; 105% of the annualized base salary for Mr. Dazey; and 105% of the annualized base salary for Mr. Shaw.

In order to receive such retention payments, an Executive must have been employed by the Company or an affiliate on the payment date and must have signed and returned a release of claims and have not revoked his acceptance of the release, among other requirements. If an Executive ceases to be an employee of the Company or an affiliate at any time prior to the expiration of the retention period for any reason other than a “qualifying termination” (as such term is defined in the Executive Retention Plan), the Executive would be required to repay the amount received under the Executive Retention Plan to the Company. The retention period for each Executive commenced on the cash retention payment date and will end 12 months from such payment date; provided, however, that in the event of a change in control, such period will end instead on the earlier of (i) six months from the effective date of the change in control or (ii) 15 months after the cash retention payment date.

The payments pursuant to the Executive Retention Plan and the associated terms of the Executive Retention Plan constitute all of the Company’s and its affiliates’ obligations to the Executives with respect to retention bonuses, retention payments, or similar compensation or remuneration or bonuses, payments, or similar compensation or remuneration upon or after a potential change in control or change in control. The Executive Retention Plan supersedes all oral or written plans, programs, agreements and policies of the Company and its affiliates with respect to the subject matter of the Executive Retention Plan, including any employment agreement or other plan providing for payments upon a change in control.

NASDAQ Delisting

On November 1, 2019, we received a letter from the Listing Qualifications department staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us of Nasdaq’s determination to delist our common stock from the Nasdaq Global Select Market due to our inability to achieve compliance with the $1.00 per share minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we previously had 180 calendar days, or until October 29, 2019, to regain compliance with the Minimum Bid Requirement.

After we declined to request an appeal of this determination, trading in our securities was suspended at the opening of business on November 12, 2019, and Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to remove our securities from listing and registration on Nasdaq.

Effective November 12, 2019, our common stock commenced trading on the OTC Pink marketplace. We can provide no assurance that our common stock will continue to trade on the OTC Pink, whether broker-dealers will continue to provide public quotes of our common stock on the OTC Pink, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock may be blocked by OTC Markets Group in the future.

Departure of Directors

Resignation of Morgan D. Neff

On October 31, 2019, Morgan D. Neff resigned from the board of directors, effective immediately. Mr. Neff was not a member of any of the Company’s committees.

Mr. Neff’s resignation from the Board was not a result of a disagreement with the Company or on any matter relating to the Company’s operations, policies or practices.

Resignation of Matthew D. Wilks

On November 1, 2019, Matthew D. Wilks resigned from the board of directors, effective immediately. Mr. Wilks was not a member of any of the Company’s committees.

Mr. Wilks’s resignation from the Board was not a result of a disagreement with the Company or on any matter relating to the Company’s operations, policies or practices.

Following Mr. Neff and Mr. Wilks’ resignations, the number of directors comprising the Board is four.

Results of Operations

The following table sets forth summary information regarding oil, NGLs and gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended September 30, 2019 and 2018.  We determine a barrel of oil equivalent using the ratio of six Mcf of natural gas to one Boe, and one barrel of NGLs to one Boe. The ratios of six Mcf of natural gas to one Boe and one barrel of NGLs to one Boe do not assume price equivalency and, given price differentials, the price for a Boe for natural gas or NGLs may differ significantly from the price for a barrel of oil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues (in thousands):
Oil	$10,309	$18,075	$32,926	$52,524
NGLs	3,370	10,690	12,568	26,874
Gas	1,737	3,797	3,885	12,262
Total oil, NGLs and gas sales	15,416	32,562	49,379	91,660

Net cash receipt (payment) on derivative settlements	778	(3,172)	2,893	(6,685)
Total oil, NGLs and gas sales including derivative impact	$16,194	$29,390	$52,272	$84,975

Production:
Oil (MBbls)	194	269	614	819
NGLs (MBbls)	314	377	960	1,105
Gas (MMcf)	2,129	2,388	6,418	7,168
Total (MBoe)	863	1,043	2,644	3,119
Total (MBoe/d)	9.4	11.3	9.7	11.4

Average prices:
Oil (per Bbl)	$53.01	$67.28	$53.66	$64.13
NGLs (per Bbl)	10.74	28.38	13.09	24.31
Gas (per Mcf)	0.82	1.59	0.61	1.71
Total (per Boe)	17.86	31.21	18.68	29.39

Net cash receipt (payment) on derivative settlements (per Boe)	0.90	(3.04)	1.09	(2.14)
Total including derivative impact (per Boe)	$18.76	$28.17	$19.77	$27.25

Costs and expenses (per Boe):
Lease operating	$4.59	$5.57	$4.92	$5.17
Production and ad valorem taxes	1.98	2.03	1.96	2.30
Exploration	0.01	—	0.55	—
General and administrative	5.49	5.35	4.85	5.84
Depletion, depreciation and amortization	15.19	13.90	15.05	15.08

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Oil, NGLs and gas sales.  Oil, NGLs and gas sales decreased $17.2 million, or 53%, for the three months ended September 30, 2019, to $15.4 million, compared to $32.6 million for the three months ended September 30, 2018.  The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($11.5 million) and a decrease in production volumes ($5.7 million).  Production volumes decreased as a result of no well completions since the third quarter of 2018. We expect oil, NGLs and gas sales to decrease in 2019 compared to 2018 due to a decrease in commodity prices and a decrease in production due to decreased well completion activity.

Net loss.  Net loss for the three months ended September 30, 2019, was $19.2 million, or $0.20 per diluted share, compared to $4.3 million, or $0.05 per diluted share, for the three months ended September 30, 2018. Net loss for the three months ended September 30, 2019, included restructuring expenses of $8.5 million and a commodity derivative gain of $0.3 million. The increase in the net loss for the three months ended September 30, 2019, was primarily due to a decrease in revenue ($17.2 million) and the restructuring expenses of $8.5 million, partially offset by a decrease in other operating expenses ($4.3 million).

Oil, NGLs and gas production.  Production for the three months ended September 30, 2019, totaled 863 MBoe (9.4 MBoe/d), compared to production of 1,043 MBoe (11.3 MBoe/d) in the prior-year period, a 17% decrease.  Production for the three months ended September 30, 2019, was 23% oil, 36% NGLs and 41% gas compared to 26% oil, 36% NGLs and 38% gas for the three months ended September 30, 2018.  Production volumes decreased during the three months ended September 30, 2019, as a result of no well completions since the third quarter of 2018. We expect production to decrease from current levels due to decreased well completion activity.

Commodity derivative gain (loss).  The following table sets forth the components of our commodity derivative gain (loss) for the three months ended September 30, 2019, and 2018 (dollars in thousands).

	Three Months Ended September 30,
	2019	2018
Net cash receipt (payment) on derivative settlements	$778	$(3,172)
Non-cash fair value loss on derivatives	(432)	(84)
Commodity derivative gain (loss)	$346	$(3,256)

Historically, we have not designated our derivative instruments as cash-flow hedges. Commodity derivative settlements are derived from the relative movement of commodity prices in relation to the fixed notional pricing in our derivative contracts for the respective years. As commodity prices increase or decrease, the fair value of the open portion of those positions decreases or increases, respectively. We record our open derivative instruments at fair value on our consolidated balance sheets as either derivative assets or liabilities. For commodity derivatives not designated as a cash-flow hedge, we record changes in such fair value in earnings on our consolidated statements of operations under the caption entitled “Commodity derivative gain (loss).” As of September 30, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges.

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

Lease operating. Our lease operating expenses (“LOE”) decreased $1.8 million, or 32%, for the three months ended September 30, 2019, to $4 million, or $4.59 per Boe, compared to $5.8 million, or $5.57 per Boe, for the three months ended September 30, 2018.

The decrease in LOE for the three months ended September 30, 2019, was primarily due to a decrease in well repairs, workovers and maintenance and water handling. The following table summarizes LOE in millions and LOE per Boe.

	Three Months Ended September 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$1.7	$1.93	$1.9	$1.86	$(0.2)	$0.07	3.8%
Well repairs, workovers and maintenance	0.9	1.06	1.9	1.82	(1.0)	(0.76)	(41.8)
Water handling and other	0.7	0.82	1.2	1.10	(0.5)	(0.28)	(25.5)
Pumpers and supervision	0.7	0.78	0.8	0.79	(0.1)	(0.01)	(1.3)
Total	$4.0	$4.59	$5.8	$5.57	$(1.8)	$(0.98)	(17.6)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $0.4 million, or 19%, for the three months ended September 30, 2019, to $1.7 million compared to $2.1 million for the three months ended September 30, 2018.  Production and ad valorem taxes were $1.98 per Boe and $2.03 per Boe and approximately 11.1% and 6.5% of oil, NGLs and gas sales for the three months ended September 30, 2019 and 2018, respectively. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $7,000 and $6,000 for the three months ended September 30, 2019, and 2018, respectively.

General and administrative. Our general and administrative expenses (“G&A”) decreased $0.9 million, or 15%, to $4.7 million, or $5.49 per Boe, for the three months ended September 30, 2019, compared to $5.6 million, or $5.35 per Boe, for the three months ended September 30, 2018. G&A for the three months ended September 30, 2019, includes (i) $2.5 million expense related to a retention program for certain key employees and (ii) a benefit related to a contractual settlement of $1.4 million, net of related professional fees. The decrease in G&A and G&A per Boe was primarily due to the contractual settlement and a decrease in salaries and benefits and share-based compensation due to the departure of certain executives. This was partially offset by the employee retention program. We expect G&A to decrease compared to 2018 due to a decrease in salaries and benefits in connection with the departure of certain executives. The following table summarizes G&A in millions and G&A per Boe.

	Three Months Ended September 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$4.5	$5.17	$3.1	$3.00	$1.4	$2.17	72.3%
Share-based compensation	0.3	0.30	0.6	0.61	(0.3)	(0.31)	(50.8)
Professional fees	(1.2)	(1.34)	0.6	0.54	(1.8)	(1.88)	(348.1)
Other	1.1	1.36	1.3	1.20	(0.2)	0.16	13.3
Total	$4.7	$5.49	$5.6	$5.35	$(0.9)	$0.14	2.6%

Restructuring expenses.  During the three months ended September 30, 2019, we recorded restructuring expenses of $8.5 million in connection with the departures of certain executives and in connection with the review of the potential financing and deleveraging transactions. We expect to continue to recognize restructuring expenses in connection with the continued review of the potential financing and deleveraging transactions.

Depletion, depreciation and amortization.  Our depletion, depreciation and amortization expense (“DD&A”) decreased $1.4 million, or 10%, to $13.1 million for the three months ended September 30, 2019, compared to $14.5 million for the three months ended September 30, 2018.  Our DD&A per Boe increased by $1.29, or 9%, to $15.19 per Boe for the three months ended September 30, 2019, compared to $13.90 per Boe for the three months ended September 30, 2018.  The decrease in DD&A over the prior-year period was primarily due to a decrease in production.

Interest expense, net.  Our interest expense, net, increased $1.2 million, or 18%, to $7.6 million for the three months ended September 30, 2019, compared to $6.5 million for the three months ended September 30, 2018.  This increase was primarily due to an increase in outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2019, was 7.2% compared to 6.1% for the three months ended September 30, 2018.

Income taxes. For the three months ended September 30, 2019, our income tax benefit was $4.9 million, compared to $0.9 million for the three months ended September 30, 2018. The following table reconciles our income tax benefit for the three months ended September 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	September 30,	September 30,
	2019	2018
Statutory tax at 21%	$(5,059)	$(1,088)
State taxes, net of federal impact	24	137
Share-based compensation tax shortfall	—	—
Nondeductible compensation	131	30
Other differences	1	—
Income tax benefit	$(4,903)	$(921)

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Oil, NGLs and gas sales.  Oil, NGLs and gas sales decreased $42.3 million, or 46%, for the nine months ended September 30, 2019, to $49.4 million, compared to $91.7 million for the nine months ended September 30, 2018.  The decrease in oil, NGLs and gas sales was due to a decrease in average realized commodity prices ($28.3 million) and a decrease in production volumes ($14 million).  Production volumes decreased as a result of no well completions since the third quarter of 2018. We expect oil, NGLs and gas sales to decrease in 2019 compared to 2018 due to a decrease in commodity prices and a decrease in production due to decreased well completion activity.

Net loss.  Net loss for the nine months ended September 30, 2019, was $49.6 million, or $0.53 per diluted share, compared to $20.8 million, or $0.22 per diluted share, for the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2019, included restructuring expenses of $15 million and a commodity derivative loss of $2.1 million. The increase in the net loss for the nine months ended September 30, 2019, was primarily due to a decrease in revenue ($42.3 million) and the restructuring expenses of $15 million, partially offset by a decrease in other operating expenses ($15.9 million) and a decrease in commodity derivative loss ($7.9 million).

Oil, NGLs and gas production.  Production for the nine months ended September 30, 2019, totaled 2,644 MBoe (9.7 MBoe/d), compared to production of 3,119 MBoe (11.4 MBoe/d) in the prior-year period, a 15% decrease.  Production for the nine months ended September 30, 2019, was 23% oil, 36% NGLs and 41% gas compared to 26% oil, 36% NGLs and 38% gas for the nine months ended September 30, 2018.  Production volumes decreased during the nine months ended September 30, 2019, as a result of no well completions since the third quarter of 2018. We expect production to decrease from current levels due to decreased well completion activity.

Commodity derivative loss.  The following table sets forth the components of our commodity derivative loss for the nine months ended September 30, 2019, and 2018 (dollars in thousands).

	Nine Months Ended September 30,
	2019	2018
Net cash receipt (payment) on derivative settlements	$2,893	$(6,685)
Non-cash fair value loss on derivatives	(5,038)	(3,383)
Commodity derivative loss	$(2,145)	$(10,068)

Lease operating. Our LOE decreased $3.1 million, or 19%, for the nine months ended September 30, 2019, to $13 million, or $4.92 per Boe, compared to $16.1 million, or $5.17 per Boe, for the nine months ended September 30, 2018.  The decrease in LOE per Boe for the nine months ended September 30, 2019, was primarily due to a decrease in well repairs, workovers and maintenance and water handling. The following table summarizes LOE in millions and LOE per Boe.

	Nine Months Ended September 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Compressor rental and repair	$5.3	$1.99	$5.3	$1.72	$-	$0.27	15.7%
Well repairs, workovers and maintenance	3.1	1.19	4.9	1.57	(1.8)	(0.38)	(24.2)
Water handling and other	2.4	0.91	3.5	1.12	(1.1)	(0.21)	(18.8)
Pumpers and supervision	2.2	0.83	2.4	0.76	(0.2)	0.07	9.2
Total	$13.0	$4.92	$16.1	$5.17	$(3.1)	$(0.25)	(4.8)%

Production and ad valorem taxes. Our production and ad valorem taxes decreased $2 million, or 28%, for the nine months ended September 30, 2019, to $5.2 million compared to $7.2 million for the nine months ended September 30, 2018.  Production and ad valorem taxes were $1.96 per Boe and $2.30 per Boe and approximately 10.5% and 7.8% of oil, NGLs and gas sales for the nine months ended September 30, 2019 and 2018, respectively. The decrease in production and ad valorem taxes was primarily a function of the decrease in oil, NGLs and gas sales between the two periods.

Exploration. We recorded exploration expense of $1.5 million for the nine months ended September 30, 2019, compared to $9,000 for the nine months ended September 30, 2018. The increase in exploration expense is due to lease expirations of approximately 2,400 net acres in the nine months ended September 30, 2019.

General and administrative. Our G&A decreased $5.4 million, or 30%, to $12.8 million, or $4.85 per Boe, for the nine months ended September 30, 2019, compared to $18.2 million, or $5.84 per Boe, for the nine months ended September 30, 2018. G&A for the nine months ended September 30, 2019, includes (i) a benefit of $1.1 million related to the forfeiture of 960,890 unvested shares of restricted stock and 691,509 unvested cash-settled performance awards in connection with the departures of certain executives, (ii) $2.5 million expense related to a retention program for certain key employees and (iii) a benefit related to a contractual settlement of $0.9 million, net of related professional fees. The decrease in G&A and G&A per Boe was primarily due to a decrease in salaries and benefits and share-based compensation due to the departure of certain executives and the contractual settlement. This was partially offset by the employee retention program. We expect G&A to decrease compared to 2018 due to a decrease in salaries and benefits. The following table summarizes G&A in millions and G&A per Boe.

	Nine Months Ended September 30,
	2019		2018		Change
	$MM	Boe	$MM	Boe	$MM	Boe	% Change (Boe)
Salaries and benefits	$8.3	$3.13	$10.5	$3.37	$(2.2)	$(0.24)	(7.1)%
Share-based compensation	0.1	0.06	2.1	0.68	(2.0)	(0.62)	(91.2)
Professional fees	0.6	0.22	1.8	0.57	(1.2)	(0.35)	(61.4)
Other	3.8	1.44	3.8	1.22	-	0.22	18.0
Total	$12.8	$4.85	$18.2	$5.84	$(5.4)	$(0.99)	(17.0)%

Restructuring expenses.  During the nine months ended September 30, 2019, we recorded restructuring expenses of $15 million in connection with the departures of certain executives and in connection with the review of the potential financing and deleveraging transactions. We expect to continue to recognize restructuring expenses in connection with the continued review of the potential financing and deleveraging transactions.

Depletion, depreciation and amortization.  Our DD&A decreased $7.2 million, or 15%, to $39.8 million for the nine months ended September 30, 2019, compared to $47 million for the nine months ended September 30, 2018.  Our DD&A per Boe decreased by $0.03, to $15.05 per Boe for the nine months ended September 30, 2019, compared to $15.08 per Boe for the nine months ended September 30, 2018.  The decrease in DD&A over the prior-year period was primarily due to a decrease in production.

Impairment.  During the nine months ended September 30, 2019, we initiated a plan to market certain corporate assets for sale. The assets were available for immediate sale and were being actively marketed. The corporate assets held for sale were recorded at their estimated fair value less costs to sell as of March 31, 2019.  As a result, we recognized an impairment loss of $0.3 million for the difference between the asset’s carrying value and the estimated fair value less costs to sell during the nine months ended September 30, 2019. These assets were sold during the three months ended September 30, 2019, for $1 million, and we recognized a loss on the sale of $0.2 million.

Interest expense, net.  Our interest expense, net, increased $3.3 million, or 18%, to $21.8 million for the nine months ended September 30, 2019, compared to $18.5 million for the nine months ended September 30, 2018.  This increase was primarily due to an increase in outstanding borrowings and floating interest rates under our revolving credit facility. The weighted average interest rate applicable to borrowings under our revolving credit facility for the nine months ended September 30, 2019, was 6.8% compared to 5.8% for the nine months ended September 30, 2018.

Income taxes. For the nine months ended September 30, 2019, our income tax benefit was $12.6 million, compared to $4.8 million for the nine months ended September 30, 2018. The following table reconciles our income tax benefit for the nine months ended September 30, 2019, and 2018, to the U.S. federal statutory rates of 21% (dollars in thousands).

	September 30,	September 30,
	2019	2018
Statutory tax at 21%	$(13,057)	$(5,362)
State taxes, net of federal impact	151	411
Share-based compensation tax shortfall	1	70
Nondeductible compensation	298	123
Other differences	5	5
Income tax benefit	$(12,602)	$(4,753)

Liquidity and Capital Resources

We believe the liquidity of our business is dependent on a successful restructuring of our balance sheet in the Chapter 11 Cases. In connection with the Bankruptcy Petitions, the Debtors filed a motion seeking, among other things, final approval of the DIP Facility including $16.5 million in borrowings available under the DIP Facility. Borrowings under the DIP Facility will not be available until the DIP Facility is approved by the Court. Upon approval by the Court and the satisfaction of the conditions set forth in the DIP Facility, the DIP Facility will provide the Debtors with valuable liquidity, which, along with cash on hand and cash generated from ongoing operations, will be used to support the business and any marketing and sale process.

In order to preserve liquidity we did not make cash interest payments of $6.6 million due and payable under the revolving credit facility during the three months ended September 30, 2019. Our failure to comply with financial covenants and to make interest payments under the revolving credit facility represents an event of default. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees, to be due and payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. Prior to the filing of the Bankruptcy Petitions, we entered into a number of amendments to a limited forbearance agreement with the Lenders, pursuant to which the Lenders agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. As amended, the forbearance agreement terminated on October 28, 2019. These factors raise substantial doubt about our ability to continue as a going concern.

We generally would rely on cash generated from operations, to the extent available, borrowings under our revolving credit facility and, to the extent that credit and capital market conditions will allow, future equity and debt offerings to satisfy our liquidity needs. Due to our non-compliance with the financial covenants under our revolving credit facility, our current sources of liquidity include only cash generated from operations and our cash balance of $7 million as of September 30, 2019. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Cash flows from operations are primarily used to fund exploration and development of our oil and gas properties. Our ability to fund planned capital expenditures and to make acquisitions depends on a successful restructuring of our balance sheet during the Chapter 11 Cases. During the Chapter 11 Cases, our ability to fund capital expenditures is limited.

We are continuing to minimize our capital expenditures, reduce costs and maximize cash flows from operations to improve our liquidity; however, our business and liquidity outlook has adversely changed as a result of prolonged commodity price declines and the events of default under our revolving credit facility. Please see “Going Concern Uncertainty” above.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically defined liquidity as funds available under our revolving credit facility and cash and cash equivalents. However, due to our non-compliance with financial covenants under our revolving credit facility, our liquidity as of September 30, 2019, was limited to our then available cash of $7 million. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility, and the remedies our lenders may exercise during an event of default under our revolving credit facility. As of September 30, 2019, we had $322 million in outstanding borrowings under our revolving credit facility and liquidity of $7 million. As of December 31, 2018, we had $301.5 million in outstanding borrowings under our revolving credit facility and liquidity of $23.2 million.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions.  Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of September 30, 2019, our total available liquidity, consisting of cash on hand, was $7 million.  We expect to continue using additional cash that will further reduce this liquidity. However, with the DIP Facility, we believe we have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt. As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

Our ability to maintain adequate liquidity through the Chapter 11 Cases depends on commodity prices, our ability to successfully operate our business, and our ability to appropriately manage operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.  If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible liquidation under Chapter 7 of the Bankruptcy Code.

Working Capital

We had a working capital deficit of $418.5 million and $4.8 million at September 30, 2019, and December 31, 2018, respectively. The change in working capital was primarily due to the classification of the outstanding borrowings under our revolving credit facility and our Senior Notes as current liabilities as of September 30, 2019. Additionally, our working capital deficit increased $6.6 million due to the application of ASC 842, Leases. This was partially offset by an increase in cash and cash equivalents of $7 million.

Cash Flows

The following table summarizes our sources and uses of funds for the periods noted (in thousands).

	Nine Months Ended September 30,
	2019	2018
Cash (used in) provided by operating activities	$(9,103)	$29,350
Cash used in investing activities	(2,727)	(32,011)
Cash provided by financing activities	18,820	2,662
Net increase in cash and cash equivalents	$6,990	$1

Operating Activities

Cash used in operating activities increased by $38.5 million, to $9.1 million during the nine months ended September 30, 2019, compared to cash provided by operating activities of $29.4 million in the prior-year period. The decrease in our cash provided by operating activities was primarily due to a decrease in revenue ($42.3 million) and an increase in restructuring expenses ($15 million), partially offset by decreases in LOE ($3.1 million), G&A ($5.4 million) and cash settlements under our commodity derivative contracts ($9.6 million). In order to preserve liquidity we did not make cash interest payments of $6.6 million due and payable under the revolving credit facility during the three months ended September 30, 2019.

Investing Activities

Cash used in investing activities decreased by $29.3 million for the nine months ended September 30, 2019, to $2.7 million, compared to the prior-year period. Cash used in investing activities for the nine months ended September 30, 2019, was primarily related to capital expenditures ($2.5 million) and changes in working capital associated with investing activities ($1.3 million). Cash used in investing activities for the nine months ended September 30, 2019, includes $1 million proceeds from the sale of corporate assets. At September 30, 2019, we had seven horizontal Wolfcamp wells waiting on completion.

Financing Activities

Cash provided by financing activities increased by $16.2 million for the nine months ended September 30, 2019, compared to the prior-year period. During the nine months ended September 30, 2019, net cash provided by financing activities included net borrowings under our revolving credit facility of $20.5 million, tax withholdings related to restricted stock of $0.2 million and changes in working capital associated with financing activities of $1.5 million.

Revolving Credit Facility

At September 30, 2019, the borrowing base and aggregate lender commitments under our revolving credit facility were $325 million, with maximum commitments from the lenders of $1 billion and a maturity date of May 7, 2020.  We had outstanding borrowings of $322 million and $301.5 million under our revolving credit facility at September 30, 2019, and December 31, 2018, respectively.  The weighted average interest rate applicable to borrowings under our revolving credit facility for the three months ended September 30, 2019, was 7.2%. The borrowing base is redetermined semi-annually based upon a number of factors, including commodity prices and reserve levels. We or the lenders can each request one additional borrowing base redetermination each calendar year. As a result of the events of default discussed below, we are not able to draw additional funds under our revolving credit facility.

As of September 30, 2019, we were not in compliance with the financial covenants under our revolving credit facility, which represents an event of default under our revolving credit facility. See Note 5 to our consolidated financial statements in this report for additional information regarding the financial covenants under our revolving credit facility. Our revolving credit facility matures on May 7, 2020, and we have classified the outstanding balance on our revolving credit facility as a current liability as of September 30, 2019. In the case of an event of default, the lenders (i) are not required to lend any additional amounts to us, (ii) could elect to declare all outstanding borrowings, together with accrued and unpaid interest and fees to be payable, (iii) could require us to apply all of our available cash to repay these borrowings and (iv) could prevent us from making debt service payments under our other agreements. Prior to the filing of the Bankruptcy Petitions, we entered into a number of amendments to a limited forbearance agreement with the Lenders, pursuant to which the Lenders agreed to forbear from exercising their rights and remedies under the revolving credit facility (and related loan documents) and applicable law with respect to the occurrence or continuance of events of default caused by our failure to comply with certain financial covenants in the credit facility. As amended, the forbearance agreement terminated on October 28, 2019.

Senior Notes

At September 30, 2019, and December 31, 2018, $85.2 million of our 7% Senior Notes were outstanding. See Note 5 to our consolidated financial statements in this report for additional information regarding the Senior Notes. The filing of the Bankruptcy Petitions represents an event of default under our Senior Notes. As a result, our Senior Notes are classified as a current liability as of September 30, 2019.

Wilks, a related party, purchased a portion of our outstanding Senior Notes in the open market. The Company believes that Wilks held approximately $62.3 million of our outstanding Senior Notes as of September 30, 2019. The Senior Notes held by Wilks are included in Senior Notes, net on our consolidated balance sheets. Our interest expense includes interest attributable to any Senior Notes held by Wilks on our consolidated statements of operations.

Debtor-In-Possession Financing

In connection with the Bankruptcy Petitions, the Debtors filed a motion seeking, among other things, final approval of debtor-in-possession financing on terms set forth in a proposed DIP Facility. The Debtors expect to enter into the $41.25 million DIP Facility, consisting of (i) $16.5 million of borrowings available under the DIP Facility and (ii) refinancing of $24.75 million of outstanding amounts under our existing revolving credit facility into the DIP Facility. Borrowings under the DIP Facility will not be available until the DIP Facility is approved by the Court. Borrowings under the DIP Facility will bear interest based on the agent bank’s prime rate plus an applicable margin of 5%, or the LIBOR (with a floor of 2%) rate plus an applicable margin of 6%. See Note 1 to our consolidated financial statements in this report for additional information regarding the DIP Facility.

Contractual Obligations

Our contractual obligations include debt, operating lease obligations, asset retirement obligations and employment agreements with our executive officers. Since December 31, 2018, other than the restructuring expenses disclosed in Note 2 to our consolidated financial statements in this report, there have been no other material changes to our contractual obligations.

Off-Balance Sheet Arrangements

From time to time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2019, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit and short-term operating lease agreements. We do not believe that these arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

General Trends and Outlook

We believe the outlook for our business is dependent on a successful restructuring of our balance sheet in the Chapter 11 Cases.

Assuming a successful restructuring of our balance sheet, our financial results will further depend upon many factors, particularly the price of oil, NGLs and gas. Commodity prices are affected by changes in market demand, which is impacted by factors outside of our control, including domestic and foreign supply of oil, NGLs and gas, overall domestic and global economic conditions, commodity processing, gathering and transportation availability and the availability of refining capacity, price and availability of alternative fuels, price and quantity of foreign imports, domestic and foreign governmental regulations, political conditions in or affecting other oil and gas producing countries, weather and technological advances affecting oil, NGLs and gas consumption.  As a result, we cannot accurately predict future oil, NGLs and gas prices, and therefore, we cannot determine what effect increases or decreases will have on our capital program, production volumes and future revenues.  If the current oil or natural gas prices and differentials do not improve from current levels, they could have a material adverse effect on our business, financial condition and results of operations and quantities of oil, natural gas and NGLs reserves that may be economically produced and liquidity that may be accessed through our borrowing base under our revolving credit facility and through capital markets.

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

Like all oil and gas production companies, we face the challenge of natural production declines. Oil and gas production from a given well naturally decreases over time. Additionally, our wells have a rapid initial production decline. We attempt to overcome this natural decline by drilling to develop and identify additional reserves, farm-ins or other joint drilling ventures, and by acquisitions. However, during times of severe price declines, we may from time to time reduce current capital expenditures and curtail drilling operations in order to preserve liquidity.  A material reduction in capital expenditures and drilling activities could materially reduce our production volumes and revenues. During the Chapter 11 Cases, and under the terms of our DIP Facility, our ability to fund capital expenditures is limited.

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

In the three months ended September 30, 2019, the NYMEX WTI prompt month price ranged from a low of $51.09 per barrel to a high of $62.90 per barrel. In the three months ended September 30, 2018, the NYMEX WTI prompt month price ranged from a low of $65.01 per barrel to a high of $74.15 per barrel.

In the three months ended September 30, 2019, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.07 per MMBtu to a high of $2.68 per MMBtu. In the three months ended September 30, 2018, the NYMEX Henry Hub natural gas prompt month price ranged from a low of $2.72 per MMBtu to a high of $3.08 per MMBtu.

The following table provides our outstanding commodity derivative positions at September 30, 2019.

Commodity and Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
October 2019 – December 2019	Collar	500 Bbls/day	$65.00/Bbl - $71.00/Bbl

NGLs (C5 - Pentane)
October 2019 – December 2019	Swap	200 Bbls/day	$65.205/Bbl

We enter into financial swaps and options to reduce the risk of commodity price fluctuations. Derivative assets and liabilities on our commodity derivative contracts, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Cash settlements under our commodity derivative contracts and changes in the fair value of our commodity derivative contracts are recorded in earnings as they occur and included in commodity derivative gain (loss) on our consolidated statements of operations for derivatives not designated as cash-flow hedges. As of September 30, 2019, we had no outstanding commodity derivative contracts designated as cash-flow hedges. We estimate the fair values of swap or collar contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. We internally valued the option contracts using industry-standard option pricing models and observable market inputs. We use our internal valuations to determine the fair values of the contracts that are reflected on our consolidated balance sheets.

 At September 30, 2019, the fair value of our open derivative contracts was a net asset of $0.9 million, compared to $5.9 million at December 31, 2018.

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

For the three months ended September 30, 2019 and 2018, we recognized a commodity derivative gain of $0.3 million and a commodity derivative loss of $3.3 million, respectively.  A hypothetical 10% increase in commodity prices would have resulted in a $0.4 million decrease in the fair value of our commodity derivative positions recorded on our balance sheet at September 30, 2019, and a corresponding decrease in the commodity derivative gain recorded on our consolidated statement of operations for the three months ended September 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such controls include those designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the President and Chief Executive Officer (“CEO”), and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2019. Based on this evaluation, the CEO and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations Inherent in All Controls

Our management, including the CEO and principal financial officer, recognizes that the disclosure controls and procedures and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well-crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

PART II―OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Part I, Item 3. “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, including the risk factors set forth below, you should carefully consider the risks discussed in the following report that we have filed with the SEC, which risks could materially affect our business, financial condition and results of operations: Annual Report on Form 10-K for the year ended December 31, 2018, under the headings Item 1. “Business – Markets and Customers; Competition; and Regulation,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” filed with the SEC on March 18, 2019.

Except as set forth below, There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, which is accessible on the SEC’s website at www.sec.gov and our website at www.approachresources.com.

As a result of the filing of the Bankruptcy Petitions, we are subject to the risks and uncertainties associated with bankruptcy proceedings, and operating under Chapter 11 may restrict our ability to pursue strategic and operational initiatives.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to obtain Court approval with respect to motions filed in the Chapter 11 Cases from time to time, including our ability to obtain Court approval on motions relating to the DIP Facility;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to comply with and operate under any cash management orders entered by the Court from time to time;
•	our ability to comply with the DIP Facility terms and conditions;
•	our ability to consummate a sale of all or substantially all of the Company’s assets;
•	our ability to attract, motivate and retain key employees;
•	our ability to fund and execute our business plan;
•	our ability to continue as a going concern; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our customers and employees.  In particular, critical vendors may determine not to do business with us due to our Chapter 11 filing and we may not be successful in securing alternative sources.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

The DIP Facility, upon Court approval, will contain customary affirmative and negative covenants for debtor-in-possession financings, which include, among other things, restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, and consolidations, (iv) disposition of assets and subsidiaries, (v) affiliate transactions, (vi) creation and ownership of certain subsidiaries, partnerships and joint ventures, (vii) changes in the nature of our businesses, (viii) dividends, distributions, and other restricted payments, (ix) the use of loan proceeds and cash on hand, (x) entering into agreements that restrict our subsidiaries from paying dividends or distributions or that restrict us or our subsidiaries from granting security interests and other liens under the DIP Facility, (xi) advances, loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Facility will contain milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Facility.

Our common stock has been suspended from trading on Nasdaq, will no longer be listed on a national securities exchange, and is traded only in the over-the-counter market, which could negatively affect our stock price and liquidity. Additionally, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. We expect that the existing common stock of the Company may be extinguished and existing equity holders may not receive consideration in respect of their equity interests.

On November 1, 2019, the Company received a letter from Nasdaq Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that the Company’s securities will be delisted from Nasdaq. As previously disclosed, the Company received a deficiency notice from Nasdaq stating that, based on the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company no longer meets the minimum $1.00 per share requirement under Nasdaq Listing Rule 5450(a)(1). The letter further indicated that, unless the Company requests an appeal, trading of the Company’s common stock would be suspended at the opening of business on November 12, 2019, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. The Company did not appeal Nasdaq’s determination.

On November 12, 2019, our common stock began trading over the counter in the OTC Pink, but this may not always be the case.  The delisting by Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell shares of our common stock. In addition, if a sale of the Company’s assets is consummated or a plan of reorganization is approved in the Chapter 11 Cases, it is likely that our existing common stock will be extinguished, and existing equity holders may not receive consideration in respect of their existing equity interests. Accordingly, we urge extreme caution with respect to existing and future investments in our equity or other securities.

The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases.  This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition.  A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations.  The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

If we are not able to consummate a sale of the Company or certain of its material assets pursuant to Section 363 of the Bankruptcy Code, or are unable to confirm a Chapter 11 plan of reorganization or liquidation, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

The Company intends to pursue, among other things, the consummation of a sale or other disposition of all or substantially all assets of the Company and certain of its subsidiaries pursuant to Section 363 of the Bankruptcy Code. Subsequent to a Section 363 sale, the Company would not be expected to emerge from the Chapter 11 proceedings as a reorganized, ongoing operating entity.  If we are not able to consummate a Section 363 sale, or confirm a Chapter 11 plan of reorganization or liquidation, we could be forced to liquidate under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 sale because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

There can be no assurance that our current cash position and amounts of cash from future operations will be sufficient to fund operations. In the event that we do not have sufficient cash to meet our liquidity requirements, and our current financing is insufficient or exit financing is not available, we may be required to seek additional financing. There can be no assurance that such additional financing would be available, or, if available, would be available on acceptable terms. Failure to secure any necessary exit financing or additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders.

If we pursue a Chapter 11 plan of reorganization, our post-bankruptcy capital structure will be set pursuant to a plan that requires Court approval.  Any reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt and equity securities, and such new debt or equity securities may be issued at different interest rates, payment schedules and maturities than our existing creditors. The success of a reorganization through any such exchanges or modifications will depend on approval by the Court and the willingness of existing debt and security holders to agree to the exchange or modification, and there can be no guarantee of success.  If such exchanges or modifications are successful, holders of our debt may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance.  If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We may be unable to comply with restrictions imposed by our DIP Facility, upon Court approval of such DIP Facility.

The DIP Facility, upon Court approval, will contain customary affirmative and negative covenants for debtor-in-possession financings, which include, among other things, restrictions on (i) indebtedness, (ii) liens, (iii) liquidations, mergers, and consolidations, (iv) disposition of assets and subsidiaries, (v) affiliate transactions, (vi) creation and ownership of certain subsidiaries, partnerships and joint ventures, (vii) changes in the nature of our businesses, (viii) dividends, distributions, and other restricted payments, (ix) the use of loan proceeds and cash on hand, (x) entering into agreements that restrict our subsidiaries from paying dividends or distributions or that restrict us or our subsidiaries from granting security interests and other liens under the DIP Facility, (xi) advances, loans and investments, (xii) transactions with respect to our subsidiaries and (xiii) hedging transactions. In addition, the DIP Facility will contain milestones relating to the Chapter 11 Cases. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply could result in an event of default under the DIP Facility.

Even if we pursue a Chapter 11 plan of reorganization and such plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if we pursue a Chapter 11 plan of reorganization and such plan is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in market demand and increasing expenses.  Accordingly, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through such plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of our Chapter 11 proceedings.  Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all.  Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if a Chapter 11 plan of reorganization is confirmed.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity during the pendency of the Chapter 11 proceedings or to confirm a plan of reorganization or liquidation.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive.  In addition to the cash requirements necessary to fund ongoing operations, we have incurred, and expect to continue to incur, significant professional fees and other costs in connection with our Chapter 11 proceedings.  As of September 30, 2019, our total available liquidity, consisting of cash on hand, was $7 million.  We expect to continue using additional cash that will further reduce this liquidity. However, upon Court approval of the DIP Facility, we believe that we will have sufficient liquidity, including cash on hand and funds generated from ongoing operations, to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and working capital purposes and excluding principal and interest payments on our outstanding debt.  As such, we expect to pay vendor and royalty obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders, if any, approving such payments.  There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or to pursue confirmation of a Chapter 11 plan of reorganization or plan of liquidation.  We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

Operating in bankruptcy for a long period of time may harm our business.

A long period of operations under Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity.  So long as the proceedings related to these Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on business operations.  A prolonged period of operating under Court protection also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the longer the proceedings related to the Chapter 11 Cases continue, the more likely it is that customers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including the cost of litigation.  In general, litigation can be expensive and time consuming to bring or defend against.  Such litigation could result in settlements or damages that could significantly affect our financial results.  It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan of reorganization.  It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation.  The impact of any such litigation on our business and financial stability, however, could be material.

Should the Chapter 11 proceedings be protracted, we may also need to seek new financing to fund operations.  If we are unable to obtain such financing on favorable terms or at all, the chances of successfully reorganizing our business may be seriously jeopardized and the likelihood that we will instead be required to liquidate our assets may increase.

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

10.1

Limited Forbearance Agreement dated as of May 9, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent, and each of the Lenders party thereto (filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2019, and incorporated herein by reference).

10.2

First Amendment to Limited Forbearance Agreement dated as of June 21, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 24, 2019, and incorporated herein by reference).

10.3

Second Amendment to Limited Forbearance Agreement dated as of July 22, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2019, and incorporated herein by reference).

Exhibit Number	Exhibit title

10.4

Third Amendment to Limited Forbearance Agreement dated August 16, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2019, and incorporated herein by reference).

10.5

Fourth Amendment to Limited Forbearance Agreement dated as of August 28, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2019, and incorporated herein by reference).

10.6

Fifth Amendment to Limited Forbearance Agreement dated as of September 4, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 4, 2019, and incorporated herein by reference).

10.7

Sixth Amendment to Limited Forbearance Agreement dated as of September 11, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 12, 2019, and incorporated herein by reference).

10.8

Seventh Amendment to Limited Forbearance Agreement dated as of October 3, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2019, and incorporated herein by reference).

10.9

Eighth Amendment to Limited Forbearance Agreement dated as of October 15, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2019, and incorporated herein by reference).

10.10

Ninth Amendment to Limited Forbearance Agreement dated as of October 21, 2019, by and among the Company and its subsidiary guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and each of the Lenders party thereto (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 16, 2019, and incorporated herein by reference).

#10.11

Amendment dated May 1, 2019, to Gas Purchase Contract dated as of January 1, 2011, between Approach Resources I, LP and Approach Oil & Gas Inc. as Seller and DCP Midstream, LP as Buyer (filed as exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2019, and incorporated herein by reference).

10.12†	Key Employee Retention Plan (Eligible Executives) (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2019, and incorporated herein by reference).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Executive Vice President – Finance and Accounting Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Executive Vice President – Finance and Accounting Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number	Exhibit title

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.
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

Approach Resources Inc.

Date: November 18, 2019	By:	/s/ Sergei Krylov
Sergei Krylov
President and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2019	By:	/s/ Ian Shaw
Ian Shaw
Executive Vice President – Finance and Accounting (Principal Financial Officer)